Form 10-Q
period 2025-09-30
Macquarie Infrastructure Fund, L.P.
filed 2025-11-18
CIK 2079966

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number:
000-56772

Macquarie Infrastructure Fund, L.P.
(Exact name of registrant as specified in charter)

Delaware	39-2908652
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

660 Fifth Avenue
New York, NY	10103
(Address of principal executive offices)	(Zip Code)
212-231-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒
No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒
Yes
 ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2
of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). ☐ Yes ☒ No
As of November 18, 2025 the registrant had the following limited partnership units outstanding: no Class I Units, no Class D Units, 420,000 Class E Units and no Class S Units.

FORWARD-LOOKING STATEMENTS; RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q may contain forward-looking statements, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies, portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential Investors should not rely on these statements as if they were fact.

Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including the factors described elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” in Amendment No. 1 to the Form 10 Registration Statement (the “Registration Statement”), filed on September 24, 2025 with the U.S. Securities and Exchange Commission (the “SEC”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report and in our other periodic filings. The forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

References herein to “expertise” or any party being an “expert” are based solely on the belief of Macquarie, are intended only to indicate proficiency as compared to an average person and in no way limit any exculpation provisions or alter any standard of care applicable to Macquarie. Additionally, any awards, honors, or other references or rankings referred to herein with respect to Macquarie and/or any investment professional are provided solely for informational purposes and are not intended to be, nor should they be construed or relied upon as any indication of future performance or other future activity. Any such awards, honors, or other references or rankings may have been based on subjective criteria and may have been based on a limited universe of participants, and there are other awards, honors, or other references or rankings given to others and not received by Macquarie and/or any investment professional of Macquarie.

In this report, except where the context suggests otherwise:

•	the term “Adviser” refers to Macquarie Wealth Advisers, LLC (formerly known as Central Park Advisers, LLC), a Delaware limited liability company and our investment adviser;

•	the term “Aggregator” refers to MIF Cayman, L.P. a Cayman Islands exempted limited partnership, and any other vehicle(s) used to aggregate the holdings of the Fund and any Parallel Funds;

•	the term “Feeder” refers to MIF TE Feeder, L.P., a Delaware limited partnership;

•	the terms “Fund,” “Partnership,” “we,” “us,” and “our” refer to Macquarie Infrastructure Fund, L.P., a Delaware limited partnership;

•	the term “General Partner” refers to MIF GP, LLC, a Delaware limited liability company, our general partner;

•

the term “Intermediate Entities” refers to one or more entities through which the General Partner or any of its affiliates may, in its sole discretion, cause the Fund to hold certain investments, directly or indirectly, including (a) entities that may elect to be classified as corporations for U.S. federal income tax purposes, whether formed in a U.S. or non-U.S. jurisdiction (each, a “Corporation”) or (b) any other type of entity;

•	the term “Macquarie” refers collectively to Macquarie Group’s divisions and subsidiary companies;

•	the term “Macquarie Group” refers to Macquarie Group Limited, a publicly listed (ASX: MQG) global financial services group organized under the laws of Australia;

•	the term “MAM” refers to Macquarie Asset Management, the global asset management division of Macquarie Group;

•	the term “MAM-Managed Entities” refers to, as the context requires, individually and collectively, any other vehicle that holds capital managed or advised by any MAM entity;

•

the term “MIF International” refers to Macquarie Private Markets SICAV’s sub-fund, Macquarie Infrastructure Fund, a Luxembourg alternative investment fund available to individual Investors primarily domiciled in countries of the European Economic Area, the United Kingdom, Switzerland, Asia and certain other jurisdictions, together with its master fund, feeder funds, parallel funds and other related entities, either directly or indirectly through an Intermediate Entity;

•	the term “MIF US” refers to the Fund together with its consolidated subsidiaries, and may include the Feeder, Intermediate Entities and any Parallel Funds;

•

the term “net asset value” or “NAV” refers to, as the context requires, transactional NAV (i.e., the price at which transactions in the Units are made) determined in accordance with the valuation policies of the Fund, as updated from time to time;

•

the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, the General Partner or any Affiliate thereof to invest alongside the Fund, but excluding MIF International; and

•

the term “Unitholders” or “Investors” refers to holders of our limited partnership units (the “Units”). There are four classes of Units available to Fund Investors: Class I (the “Class I Units”), Class D (the “Class D Units”), Class E Units (the “Class E Units”) and Class S Units (the “Class S Units”) (each a “Class”).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Macquarie Infrastructure Fund, L.P.
Statement of Assets and Liabilities (Unaudited)
(Dollars in thousands)

	Notes	September 30, 2025
Assets
Cash and cash equivalents	3	2
Deferred offering costs	4	1,127
Due from the Adviser	4	905

Total assets		$2,034

Liabilities
Organization costs payable and offering costs payable	4	1,841
Professional fees payable	4	191

Total liabilities		$2,032

Contingent liabilities and commitments	8

Net assets		$2

Net assets attributable to the Partners comprised of
Limited Partner	7	1
General Partner		1

Total net assets attributable to the Partners		$2

The accompanying notes form an integral part of the financial statements.

Macquarie Infrastructure Fund, L.P.
Statement of Operations (Unaudited)
(Dollars in thousands)

	Notes	Three Months Ended September 30, 2025
Expenses
Organization expenses	4	714
Professional fees	4	191
Less: Reimbursement from the Adviser		(905)

Total expenses		—

Net income		—

Increase (decrease) in net assets attributable to the Partners from operations		$—

The accompanying notes form an integral part of the financial statements.

Macquarie Infrastructure Fund, L.P.
Statement of Changes in Net Assets (Unaudited)
(Dollars in thousands)

	Notes	Limited Partner	General Partner	Total
Net assets attributable to the Partners as of June 30, 2025		$—	$—	$—
Capital contribution	6	1	1	2
Increase (decrease) in net assets attributable to the Partners from operations		—	—	—

Net assets attributable to the Partners as of September 30, 2025		$1	$1	$2

The accompanying notes form an integral part of the financial statements.

Macquarie Infrastructure Fund, L.P.
Statement of Cash Flows (Unaudited)
(Dollars in thousands)

Three Months Ended September 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets attributable to the Partners from operations	$—
Adjustments to reconcile net increase (decrease) in net assets attributable to the Partners from operations to net cash provided by (used in) operating activities
Net (increase) decrease in operating assets
Deferred offering costs	(1,127)
Due from the Adviser	(905)
Net increase (decrease) in operating liabilities
Organization costs payable and offering costs payable	1,841
Professional fees payable	191

Net cash provided by (used in) operating activities	—

Cash flows from financing activities
Capital contribution	2

Net cash generated from financing activities	2

Net increase in cash and cash equivalents	2
Cash and cash equivalents at the beginning of the period	—

Cash and cash equivalents at the end of the period	$2

The accompanying notes form an integral part of the financial statements.

Macquarie Infrastructure Fund, L.P.
Notes to the Financial Statements
(Unaudited)

1.	Organization
Macquarie Infrastructure Fund, L.P. (the “Partnership”) is a Delaware limited partnership formed on
June 20, 2025
,
and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Partnership’s principal office is located at 660 Fifth Ave, New York, NY 10103. The Partnership is a specialized investment vehicle that is a private investment fund. The Partnership is structured as a perpetual vehicle, with monthly, fully funded subscriptions and is expected to make periodic redemptions.
The Partnership is conducting a continuous private offering of Units on a monthly basis to prospective Investors who are both (i) accredited Investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the 1940 Act and rules thereunder) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S.
MIF GP, LLC, a Delaware limited liability company, is the Partnership’s general partner (the “General Partner”). The General Partner delegates the portfolio management function of the Partnership to Macquarie Wealth Advisers, LLC (formerly known as Central Park Advisers, LLC), a Delaware limited liability company and the Partnership’s investment adviser (the “Adviser”). Investment advisory services are provided to the Partnership by the Adviser pursuant to the investment advisory agreement (the “Investment Advisory Agreement”) entered into between the Partnership and the Adviser. The Adviser is an indirect, wholly owned subsidiary of Macquarie Group, a publicly listed global financial services group organized under the laws of Australia. Macquarie Group’s global asset management division is Macquarie Asset Management (“MAM”).
Overall responsibility for the Partnership’s oversight rests with the General Partner, subject to certain oversight rights held by the Partnership’s Board of Directors (the “Board of Directors”) with respect to our periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and certain conflicts of interest.
The Partnership’s investment objective is to generate capital appreciation and yield over the medium-to-long
term. The Partnership will seek to achieve its investment objective by investing in a globally diversified portfolio of equity, equity-like and hybrid investments consisting of infrastructure or having infrastructure-like characteristics (each, an “Eligible Real Asset”), predominantly, but not exclusively, in member countries of the Organisation for Economic
Co-operation
and Development. The Partnership may invest in Eligible Real Assets directly through companies or funds in which investments are made (“Portfolio Entities”). The Partnership may also invest in unaffiliated third party-sponsored funds that directly or indirectly invest in Eligible Real Assets (the “Third-Party Funds”) with “infrastructure-like characteristics” which may include those that provide essential services to the community, feature strategic competitive advantage, are linked to inflation or gross domestic product, have sustainable and predictable cash flows over the long term, or possess other characteristics that the Adviser may identify from time to time. Eligible Real Assets may include:

•	digital infrastructure;

•	renewable energy projects and other energy transition investments;

•	utilities and energy infrastructure;

•	transportation infrastructure;

•	waste-management infrastructure;

•	water distribution, water and wastewater treatment;

•	social infrastructure;

•	logistics infrastructure and supply chain storage; and

•	other infrastructure investments related or similar to the foregoing or which exhibit infrastructure-like characteristics including investments and assets which are adjacent or related to the above.
In addition, the Partnership may directly or indirectly make investments with a carbon removal or avoided emissions strategy and acquire carbon credits.
In order to provide for a liquidity reserve as well as help deliver yield, the Partnership intends to invest a portion of its assets in debt investments to infrastructure and infrastructure-adjacent borrowers (“Infrastructure Debt”) and liquid fixed income, liquid equity investments, cash and cash-like investments (“Liquid investments”) and such other appropriate investments, as determined by the Adviser from time to time.

The Partnership may invest in eligible real assets directly in portfolio companies, including as a co-investor
with any other vehicle that holds capital managed or advised by any MAM managed entities, or indirectly through investments in MAM managed entities.
Following the date of the initial acceptance by the Fund of a subscription for Units to non-affiliate
parties (the “Initial Closing”), the Partnership expects to acquire from Macquarie Private Markets SICAV’s sub-fund,
Macquarie Infrastructure Fund (“MIF International”) or Macquarie and its affiliates interests in certain assets (together, the “Initial Portfolio” and each, an “Initial Portfolio Asset”) directly or indirectly, including through acquiring interests in MIF Cayman, L.P. (the “Aggregator”) that will be jointly owned by the Fund and MIF International. Any Initial Portfolio Assets acquired from MIF International or Macquarie and its affiliates are expected to be acquired at fair market value (“FMV”), in each case as determined by the Adviser in accordance with the Fund’s valuation procedures.
The Partnership received its initial seed funding from its partners on July 31, 2025. As of September 30, 2025, the Partnership had not yet commenced its investment operations. The Partnership’s fiscal year ends on June 30.
As of September 30, 2025, the Partnership was still devoting substantially all of its efforts to establishing the business and its planned operations and investing activities had not commenced. See Note 9 “Events Occurring after the Reporting Period”.

2.	Summary of Significant Accounting Policies
Material accounting policy information applied in the preparation of these financial statements are set out in the notes below. These policies have been consistently applied throughout the period presented, unless otherwise stated.
Basis of Presentation
The Partnership’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Partnership’s financial statements and related financial information have been prepared pursuant to the requirements of Regulation
S-X.
There has been no activity prior to the current period and as such, there is no comparative information to present. The financial statements as of September 30, 2025, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the financial statements are fairly stated and that estimates made in preparing its financial statements are reasonable and prudent. The Partnership is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946. The functional currency of the Partnership is U.S. dollars and these financial statements have been prepared in that currency. Financial highlights have not been presented because the Partnership has not commenced operations.
Critical Accounting Estimates, Assumptions and Judgements
In preparing the financial statements in conformity with GAAP, the General Partner has made judgements, estimates and specific assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results may differ from those estimates.
Valuation of Investments
As prescribed under ASC 946, investments are reported at estimated fair value as determined in good faith by the Adviser. FASB ASC
820-10,
Fair Value Measurements and Disclosures define fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Due to the inherent uncertainty associated with the valuation of the Partnership’s investments, the estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the difference could be material.
Distributions
Any distributions the Partnership makes will be at the discretion of the Adviser in its good faith judgment, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law. The Partnership may declare distributions from time to time, or not at all, as authorized by the Adviser.
Under the Partnership’s distribution reinvestment plan, distributions paid by the Partnership, if any, will be automatically reinvested in additional Units unless an Investor elects not to reinvest in Units. Generally, whether an Investor takes a distribution in cash should not affect whether the investor is subject to incremental tax at the time of such distribution, however, in certain cases a distribution of cash may result in taxation. Investors may opt out initially, and thereafter may change their election at any time, by contacting the administrator. Units purchased by reinvestment will be issued at their net asset value (“NAV”). There is no sales charge or other charge for reinvestment, although the Distribution and/or Servicing Fee (as defined below), if applicable, will apply. The Partnership reserves the right to suspend or limit at any time the ability of Investors to reinvest distributions.
Securities Transactions, Revenue Recognition and Expenses
The Partnership records its investment transactions on a trade date basis. The Partnership measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specified identification method. Expenses are recorded on an accrual basis.
Foreign Currency Translation
The accounting records of the Partnership are maintained in U.S. dollars. The fair values of foreign securities, foreign cash and other assets and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each business day. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred.

Recent Accounting Pronouncements
The Partnership’s management has evaluated recent issued accounting standards through the issuance date of the financial statements and noted no recent accounting pronouncements will have a material impact in the financial statements of the Partnership.

3.	Cash and Cash Equivalents
Cash and cash equivalents include cash in hand, deposits held at call with banks and other short-term investments in an active market with original maturities of three months or less, which are subject to an insignificant risk of change in value. There were no
cash equivalents as of September 30, 2025.

4.	Organization Expenses and Offering Costs
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the Partnership’s organization. Per the Partnership Agreement, professional fees incurred prior to the Initial Closing are part of organization expenses. These costs are expensed as incurred. For the three months ended September 30, 2025, the Partnership incurred organization expenses of $
904,547
, inclusive of professional fees of $190,750, which have been recorded as an expense on the statement of operations and which will be paid on behalf of the Partnership by an affiliate of the Adviser. The reimbursement of the organization expenses is conditional, as of September 30, 2025, on the Partnership accepting third-party investors and the Adviser requesting reimbursement of organization expenses paid pursuant to the Partnership’s Second Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”).
Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the Registration Statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and will be amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. For the three months ended September 30, 2025, the Partnership incurred offering costs of $1,127,323 which will be paid on behalf of the Partnership by an affiliate of the Adviser. The reimbursement of offering costs is conditional, as of September 30, 2025, on the Partnership accepting third-party Investors and the Adviser requesting reimbursement of offering costs paid pursuant to the Partnership Agreement.

5.	Taxation
The Partnership is required to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is limited to the largest amount of benefit, determined on a cumulative basis that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.
The Partnership files tax returns, where applicable, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Partnership is subject to examination by U.S. federal, state, local and
non-U.S.
jurisdictions, where applicable. As of September 30, 2025, the tax year that remains subject to examination by the major tax jurisdictions under the statute of limitations, or other similar requirements, where applicable, is 2025.
The Partnership did not have any recognized tax benefits or liabilities resulting from tax positions for the period ended September 30, 2025. The Partnership does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

6.	Net Assets
The Partnership is authorized to issue an unlimited number of Units on a continuous basis to eligible Investors.
The Partnership expects to offer four separate classes of Units designated as Class I Units, Class D Units, Class S Units and Class E Units to Investors. Each class of Units will have certain differing characteristics, particularly in terms of the distribution fees that may be charged to investors. Class D Units and Class S Units will be sold subject to certain upfront selling commissions, placement fees, subscription fees or similar fees (“Subscription Fees”) of up to
1.5
% and up to
3.5
%, respectively, of the purchase amount.
The purchase price per unit of each class is equal to the transactional NAV per unit for such class as of the last calendar day of the immediately preceding month. Until the Partnership has determined its first transactional NAV, which is expected to be as of the end of the first full month after the Initial Closing, the subscription price for Units will be $25 per unit plus applicable Subscription Fees.
On July 31, 2025, the General Partner and a Limited Partner contributed $
1,000
each as the Fund’s initial capital contribution. As of September 30, 2025, there were no unitholders.
The Adviser will determine the transactional NAV for each class of Units monthly and will prepare the valuations with respect to each investment. The transactional NAV per Unit for each class will be determined by dividing the total assets of the Partnership attributable to such class, less the value of any liabilities of such class, by the total number of outstanding Units of such class. Classes of Units may have a different transactional NAV per unit as a result of different fees charged to different classes.

7.	Related Party transactions Partnership Agreement
The General Partner will control the business and affairs of the Partnership, with oversight of certain matters by the Board of Directors. While the General Partner is responsible for the day-to-day
business management of the Partnership, various rights and obligations of the General Partner will be delegated to and performed by the Adviser. The responsibilities of the General Partner are set out in the Partnership Agreement.
Performance Allocation
The General Partner or an affiliate will be entitled to a performance allocation (the “Performance Allocation”) in respect of each class of Units, with the exception of Class E Units, in an amount equal to 12.5% of the Partnership’s total return for such class of Units, subject to a 5% annual hurdle amount and a high-water mark with a 100%
catch-up,
without duplication for any Performance Allocation paid by the Partnership in respect of such class during such fiscal year.
As of September 30, 2025, the Partnership had not commenced operations and no Performance Allocation was accrued or paid for the three months ended September 30, 2025.
Investment Advisory Agreement
The management of the Partnership is generally under the direction of the Adviser, at the delegation of the General Partner pursuant to the Investment Advisory Agreement. Additionally, the Adviser has been delegated the ability to engage sub-advisers.
Management Fee
In consideration of the advisory services provided to the Partnership by the Adviser, the Partnership will pay the Adviser a management fee (the “Management Fee”), computed and payable monthly in arrears, at the annual rate of
1.25%
of the Partnership’s NAV for Class S Units, Class D Units and Class I Units.
As of September 30, 2025, the partnership had not commenced operations and no Management Fees were accrued or paid for the three months ended September 30, 2025.
Expense Limitation and Reimbursement Agreement
The Partnership intends to enter into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation and Reimbursement Agreement”) with the Adviser, pursuant to which the Adviser agrees to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Partnership to the extent necessary so that, during the one-year
term beginning on the Initial Closing (the “Expense Support Period”), the Partnership’s annual Specified Expenses (as defined below) do not exceed
0.70%
on an annualized basis of the sum of (a) the Fund’s net asset value as of the last calendar day of each calendar month or as otherwise determined by the Adviser and (b) to the extent deducted in the determination of the net asset value as set forth in clause (a), accrued expenses, any accrued/allocated Management Fee, Administration Fee, Performance Allocation or Distribution and/or Servicing Fee (defined below) applicable to certain classes, or distributions. Under the Expense Limitation Agreement, the Partnership will agree to pay or reimburse the amount of any forgone Management Fee and expenses paid, absorbed, or reimbursed by the Adviser, when and if requested by the Adviser, within five years from the end of the month in which the Adviser waived, paid, absorbed or reimbursed such fees or expenses , but only if and to the extent that Specified Expenses, on an annualized basis plus any recoupment do not exceed
0.70%
of the sum of (a) the Fund’s net asset value as of the last calendar day of each calendar month or as otherwise determined by the Adviser and (b) to the extent deducted in the determination of the Fund’s net asset value as set forth in clause (a) accrued expenses, any accrued/allocated Management Fee, administration fee, Performance Allocation or Distribution and/or Servicing Fee applicable to certain classes, or distributions (or, if a lower expense limit under the Expense Limitation Agreement is then in effect, such lower limit). The Adviser would be permitted to recapture a Specified Expense in the same year it is incurred. This arrangement may not be terminated prior to the expiration of the Expense Support Period without the Board of Directors’ consent.
“Specified Expenses” means all expenses incurred in the ordinary course of the Partnership’s business, including organizational and offering costs, with the exception of (i) the management fee; (ii) the performance allocation; (iii) any distribution and/or servicing fees; (iv) transaction-related costs, including costs relating to unconsummated transactions and hedging and other derivatives transactions; (v) interest payments and fees and expenses incurred in connection with any credit facility; (vi) fees and expenses incurred in connection with a credit facility, if any, obtained by the Partnership; (vii) taxes; (viii) portfolio company expenses, Intermediate Entity expenses and ordinary corporate operating expenses; and (ix) extraordinary expenses (as determined in the sole discretion of the Adviser).
Feeder
MIF TE Feeder, L.P. (the “Feeder”) is a feeder vehicle for the Partnership. The Feeder was established to allow certain Investors with particular tax characteristics, such as tax-exempt
Investors and
non-U.S.
Investors, to participate in the Partnership in a more efficient manner. Investors in the Feeder will indirectly bear their pro rata portion of the management fee and performance participation allocation paid by the Partnership, but such expenses will not be duplicated at the Feeder level.

8.	Contingent Liabilities and Commitments
In the normal course of business, the Partnership enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Partnership’s maximum exposure under these arrangements is unknown as it could involve future claims against the Partnership that have not yet occurred. However, based on experience, the General Partner of the Partnership expects the risk of loss to be remote.

9.	Events Occurring after the Reporting Period
The General Partner has performed an evaluation of subsequent events through the date these financial statements were issued. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these financial statements as of September 30, 2025.
Investment Advisory Agreement
On October 31, 2025, the Partnership entered into an Investment Advisory Agreement with the Adviser.
Unregistered Sales of Equity Securities
On October 31, 2025, the Partnership sold Class E limited partnership units of the Partnership, at a price per Unit of $25 for aggregate consideration of $10,500,000. The offer and sale of the Class E Units were made as part of the Partnership’s continuous private offering and were exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) and Regulation D thereunder. Class E Units were sold to affiliates of the General Partner.
Acquisition of Investments
On October 31, 2025, the Partnership contributed $9,805,183 to the Aggregator in exchange for ownership in the Aggregator of approximately 1.5%
.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the related notes to the financial statements included in Item 1 of Part I of this Form 10-Q. This discussion contains forward-looking statements and actual results may differ materially from those contained in or implied by any forward-looking statements. As used herein, the “Fund,” “we,” “us,” and “our” refer to Macquarie Infrastructure Fund, L.P. a Delaware limited partnership.

Overview

We were organized on June 20, 2025 as a limited partnership under the laws of the State of Delaware. We are a private fund exempt from registration under Section 3(c)(7) of the 1940 Act. We are considered an investment company under U.S. GAAP and follow the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946.

Subsequent Notable Transactions

On October 31, 2025, the Partnership entered into an Investment Advisory Agreement with the Adviser.

On October 31, 2025, the Partnership sold Class E limited partnership units of the Partnership, at a price per Unit of $25, for aggregate consideration of $10,500,000. The offer and sale of the Class E Units were made as part of the Partnership’s continuous private offering and were exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) and Regulation D thereunder. Class E Units were sold to affiliates of the General Partner.

On October 31, 2025, the Partnership contributed $9,805,183 to the Aggregator in exchange for ownership in the Aggregator of approximately 1.5%.

Results of Operations

As of September 30, 2025, we had not yet commenced operations. There has been no activity prior to the current period and as such, there is no comparative information to present.

Revenues

We plan to generate revenues primarily from Eligible Real Assets, including dividends, distributions and capital appreciation. To a lesser extent, we also plan to generate revenue in the form of interest income from our Infrastructure Debt investments and Liquid investments, which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.

Expenses

Management Fee

The Fund compensates the Adviser for advisory services through a monthly Management Fee, computed and payable monthly in arrears, at an annual rate of 1.25% of NAV for Class S Units, Class D Units, and Class I Units. The Management Fee shall be waived for the first 12 months following the Initial Closing and, for the 12 months following the first anniversary of the Initial Closing, shall be computed and payable monthly, in arrears at the annual rate of 1.00% of the Fund’s NAV for Class S Units, Class D Units and Class I Units, after which it reverts to 1.25%. Class E Units are exempt from the Management Fee, making it a class-specific expense.

NAV for fee calculation purposes excludes redemptions and certain deductions (e.g., administration fees, Performance Allocation, the Distribution and/or Servicing Fees (as defined below) and indirect taxes). The fee is prorated for partial months.

The Adviser may elect to receive the Management Fee in cash or Units, with Units subject to redemption limits but not early redemption deductions.

Fee reductions may be offered to specific classes of Units or investors.

Subscription Fees

Class D Units will be sold subject to certain upfront selling commissions, placement fees, subscription fees or similar fees (“Subscription Fees”) of up to 1.5% of the purchase amount and Class S Units will be sold subject to Subscription Fees of up to 3.5% of the purchase amount. For some Investors, the Subscription Fee may be waived or reduced. The full amount of the Subscription Fee may be reallowed (paid) to sub-placement agents (“Sub-Placement Agents”) participating in the offering. An Investor’s financial intermediary may impose additional charges on purchases of Units.

No Subscription Fees will be paid with respect to Class E Units and Class I Units, or any Units issued pursuant to the DRIP.

Distribution and/or Servicing Fee

The Fund pays Macquarie Capital (USA) Inc., an indirect subsidiary of Macquarie Group (the “Placement Agent”) a monthly fee out of the net assets of Class S Units and Class D Units at the annual rate of 0.85% and 0.25% of the NAV of Class S Units and Class D Units, respectively, determined and accrued as of the last day of each calendar month (before any redemptions of Class S Units or Class D Units) (the “Distribution and/or Servicing Fee”). The Placement Agent pays the Distribution and/or Servicing Fee to Sub-Placement Agents, who may use such fee to compensate the financial advisory personnel involved in the placement of Units. Amounts retained by the Placement Agent, if any, will be used by the Placement Agent to pay for Fund-related distribution and servicing expenses.

The Adviser remits payment of the ongoing Distribution and/or Servicing Fees on behalf of the Fund and is reimbursed by the Fund for such payments.

The Distribution and/or Servicing Fee is charged on an aggregate class-wide basis, and Investors in Class S Units or Class D Units are subject to the Distribution and/or Servicing Fee as long as they hold their Class S Units or Class D Units, respectively. Each compensated Sub- Placement Agent will be paid by the Placement Agent based on the NAV of outstanding Class S Units and Class D Units held by Investors that receive services from such Sub-Placement Agent.

Class I Units and Class E Units will not be subject to the Distribution and/or Servicing Fee. Class S Units and Class D Units may be converted to Class I Units if a Sub-Placement Agent informs the Fund that an Investor no longer receives services from the Sub-Placement Agent or another servicing agent which has entered into an agreement with the Placement Agent. Upon advance notice to the Investor, Class S Units or Class D Units may be exchanged into an equivalent NAV amount of Class I Units as of the date of exchange, subject to the General Partner’s approval.

Organizational and Offering Expenses

The Adviser may, in its sole discretion, advance the Fund’s organizational and offering expenses until the first anniversary of the Initial Closing (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating placement agents or financial intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials, capital raising expenses, design and website expenses, fees and expenses of the entities specified herein (including, as applicable, transfer agent, administrator, custodian and depository fees, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, entertainment and meals and including all similar organizational and offering expenses of the Feeder, any Parallel Funds and/or Intermediate Entities to the extent not paid by the Feeder, any such Parallel Fund and/or Intermediate Entities or their investors, but excluding Subscription Fees and Distribution and/or Servicing Fees)) (collectively, the “Organizational and Offering Expenses”). The Fund will reimburse the Adviser for all such advanced Organizational and Offering Expenses over the five years following the first anniversary of the Initial Closing, subject to a specified expense cap and reimbursement limitations (as detailed below).

Fund Expenses

The Adviser bears all of its own costs incurred in providing advisory services to the Fund. As described below, the Fund bears all expenses incurred in the business and investment program of the Fund. The Adviser also provides, or arranges at its expense, for certain management and administrative services for the Fund. Some of those services include providing support services, maintaining and preserving certain records, and preparing and filing various materials with state and U.S. federal regulators.

Expenses borne by the Fund (and, thus, indirectly by Investors) include:

(i)

all fees, costs, expenses, liabilities and obligations related to the Fund’s investment program, including (i) expenses borne through the investments in MAM-Managed Entities and Third-Party Funds and other securities, including any fees and expenses charged by MAM-Managed Entities managers and the Third-Party Fund managers (such as management fees, incentive fees or allocations, pass through expenses and costs and redemption or withdrawal fees); (ii) all costs and expenses directly related to portfolio transactions and positions for the Fund’s account, such as direct and indirect expenses associated with the Investments (whether or not consummated), and enforcing the Fund’s rights in respect of such investments; (iii) fees for data, software and technology providers; (iv) professional fees (including the fees and expenses of consultants, attorneys, senior advisers, special advisers and experts); (v) if applicable, fees and expenses of brokers, agents, valuation firms, investment banks, lenders and other financing sources, hedging, prime brokerage fees, bank service fees, interest and commitment fees on loans and debit balances, borrowing charges on securities sold short, dividends on securities sold but not yet purchased, initial and variation margin, spreads and other similar fees, syndication fees, commitment fees, underwriting commissions and (vi) all out-of- pocket fees, costs (including charitable contributions) and expenses, if any, incurred in developing, sourcing, bidding on, evaluating, negotiating, structuring, obtaining regulatory approvals for, purchasing, trading, settling, monitoring, maintaining custody of, holding (including ongoing risk monitoring and mitigation (such as sustainability, cybersecurity, anti-corruption and other similar functions)), and disposing or unwinding of actual investments, including without limitation any such fees, costs and expenses incurred by affiliates of the General Partner or the Adviser (including the Sub-Advisers) and any travel expenses (which may include first class or private air) or any other incremental costs incurred in connection therewith;

(ii)

the Fund’s allocable share of any fees, costs and expenses related to facilitating the Fund’s investment activities, including, without limitation, the organization and/or maintenance of any Intermediate Entity used to acquire, hold or dispose of investments, any travel expenses (which may include first class or private airfare, lodging, ground transportation, and travel meals), including without limitation related to such entity or structure and/or sourcing, managing or sourcing investments or potential investments, and the salary and benefits of any personnel (including personnel of the Adviser or its affiliates) reasonably necessary or advisable for the maintenance and operation of such entity or structure, or other overhead expenses in connection therewith (to the extent not subject to any reimbursement of such costs and expenses by Portfolio Entities (as defined in the Partnership Agreement) or other third parties and not capitalized as part of the acquisition price of the transaction);

(iii)	information technology expenses related to (i) the making, holding, monitoring and disposing of investments, and (ii) general fund administration and compliance related matters;

(iv)

the fees of the Independent Directors, the Board and any committee thereof and the fees, expenses of independent counsel thereto (including (A) travel, accommodation, meal, event, entertainment and other similar fees, costs and expenses in connection with meetings of the Board and (B) the fees, costs and expenses of any other advisors retained by, or at the direction or for the benefit of, the Board), and the costs and expenses of holding any meetings of the Investors or the Board, its committees or the Directors that are permitted or required to be held under the terms of the Partnership Agreement, as may be amended or amended and restated from time to time;

(v)

expenses relating to ongoing administrative, governance and compliance services necessary for the operation of the Fund and its Investments (including (w) all costs and expenses associated with redemptions, offering costs, (x) expenses relating to the preparation and filing of Form PF, Form 10, Exchange Act reports, reports and notices to be filed with the U.S. Commodity Futures Trading Commission, reports, filings, disclosures and notices prepared in connection with the laws and regulations of jurisdictions in which the Fund engages in activities and any related regulations, or the laws and regulations of jurisdictions in which the Fund engages in activities) and any other regulatory filings, notices or disclosures of the Adviser or its affiliates relating to the Fund and its activities, compensation of the Independent Directors and preparing materials and coordinating meetings of the Board, (y) compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Adviser or their affiliates in performing administrative or accounting services for the Fund or any Portfolio Entity (including legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Fund based on such metric as the General Partner or its affiliates determine in good faith (which metric may change over time) and (z) compliance with any anti-money laundering or “know your customer” laws, rules, regulations or policies);

(vi)	the fees and expenses of performing research, risk analysis and due diligence, including third party background checks;

(vii)	the fees and disbursements of any attorneys, accountants, independent registered public accounting firms and other consultants and professionals engaged on behalf of the Fund or the Directors;

(viii)	a portion of the costs of a fidelity bond and any liability or other insurance obtained on behalf of the Fund, the Adviser, the Directors or the officers of the Fund;

(ix)	recordkeeping, custody and transfer agency fees and expenses of the Fund;

(x)

the fees and expenses of other service providers to the Fund, including depositaries (such as The Depository Trust & Clearing Corporation and National Securities Clearing Corporation), and other persons providing administrative services to the Fund, including the Fund’s Administrator;

(xi)

all costs and expenses of preparing, setting in type, printing and distributing reports and other Fund communications to Investors, whether for regulatory or some other purpose (including all fees, costs and expenses incurred to prepare and audit such reports and the information therein (e.g., any third-party appraisal, opinion or report), provide access to a database or other internet forum and for any other operational, legal, secretarial or postage expenses relating thereto or arising in connection with the distribution of same), and any other financial, tax, accounting, fund administration or reporting functions (including expenses associated with the preparation of financial statements, tax returns and Internal Revenue Service Schedules “K-1” or any successors thereto and, solely with respect to an entity treated as a partnership for United States federal income tax purposes, such partnership’s partnership representative’s representation of the partnership or the Investors);

(xii)

all expenses of computing the Fund’s NAV, including any equipment or services obtained for the purpose of valuing the Fund’s investment portfolio, including appraisal and valuation services provided by third parties engaged by or on behalf of the Fund;

(xiii)	all charges for equipment or services used for communications between the Fund and any custodian, Administrator or other agent engaged by the Fund;

(xiv)	any Extraordinary Expenses (as defined below);

(xv)

all taxes to which the Fund may be subject, directly or indirectly, and whether in the U.S., any state thereof or any other U.S. or non-U.S. jurisdictions, including transfer taxes and premiums, taxes withheld on non-U.S. dividends or other non-U.S. source income, and excise taxes on undistributed income (provided, that such taxes may be required to be deemed distributed to one or more Investors);

(xvi)

to the extent the General Partner or the Adviser do not elect to bear the following costs and expenses or they are not reimbursed by a prospective or actual Portfolio Entity or other third parties, all out-of-pocket costs and expenses, if any, incurred by or on behalf of the Fund or any Intermediate Entities in developing, negotiating and structuring prospective or potential Investments or dispositions which are not ultimately made, include (i) any travel expenses (which may include first class or private air), (ii) any legal, tax, accounting, advisory, financing and consulting costs and expenses in connection therewith and (iii) any other expenses described in Section 4.5(e)(1) of the Partnership Agreement;

(xvii)	expenses of liquidating or dissolving the Fund, any feeder fund, Intermediate Entity or other administrative structure;

(xviii)

any costs and expenses incurred in connection with any transfer of Units pursuant to Section 5.1 of the Partnership Agreement (to the extent not reimbursed by the parties to such transfer) and any expenses related to the development and maintenance of software related to the foregoing;

(xix)

costs and expenses (including taxes) incurred in connection with the formation, offering, management, operation, dissolution, winding up and termination of any feeder funds, Parallel Funds and/or Intermediate Entities to the extent not paid by such feeder funds, Parallel Funds and/or Intermediate Entities or their partners, as applicable; provided, that any such expenses (including, without limitation, any Fund Expenses) may be apportioned to, and borne solely by, the investors participating in such feeder funds, Parallel Funds and/or Intermediate Entities, as applicable, or be allocated among the Fund, feeder funds, Parallel Funds and/or Intermediate Entities as determined by the General Partner in its reasonable discretion;

(xx)

the out-of-pocket expenses incurred in connection with any amendments to the Partnership Agreement, including the solicitation of any consent, waiver or similar acknowledgment from the Investors, or preparation of other materials in connection with compliance (or monitoring compliance) with the Partnership Agreement and any other constituent or related documents of the Fund or any Intermediate Entity; and

(xxi)	such other types of expenses as may be approved from time to time by the Board.

Any of the foregoing services (including for greater specificity, fees, expenses, costs and other charges specifically allocated by the Adviser or its affiliates to provide in-house administrative, accounting, tax, compliance, leveraged purchasing, environmental, social and governance and legal services to the Fund and expenses and other related costs incurred by the Fund in connection with the provision of such services (including, in each case, technology and other administrative support therefor and allocable compensation and overhead of Macquarie personnel)) may be rendered by Macquarie, the General Partner, the Adviser or any of their respective Affiliates, including internal staff counsel and finance, tax and compliance personnel, as the case may be, directly as a Fund expense if (i) the costs for such services are billed to the Fund in accordance with standard cost reimbursement procedures established by Macquarie for the billing of such services to collective investment vehicles and portfolio companies of Macquarie collective investment vehicles, (ii) such services are rendered on terms which are no less favorable to the Fund than the terms on which the Fund could obtain comparable services from an unaffiliated third party, (iii) the provision of such services by such Macquarie entities or personnel is in the good faith judgment of the General Partner in the interests of the Fund, and (iv) such services are of a type which would otherwise customarily be provided to a private equity fund by a third party rather than paid for out of the management fee in respect of such private equity fund. Within one hundred twenty (120) days after the end of each fiscal year, Macquarie or the General Partner will prepare and the General Partner will send, or cause to be prepared and sent, to the Board an expense report describing the services rendered by Macquarie, the General Partner, the Adviser or any of their respective Affiliates, as the case may be, to the Fund during such fiscal year and setting forth the amounts billed for such services.

“Extraordinary Expenses” are expenses incurred outside of the ordinary course of business, including costs associated with any actual, potential, contemplated or threatened litigation (including settlements of claims (whether involving alleged wrongdoing or otherwise) involving actual or potential Portfolio Entities or the investment or other activities of the Fund) and the amount of any legal fees and other defense related costs such as expert fees, judgments, fines or remediation paid in connection therewith, D&O liability or other insurance (including cyber liability insurance and any insurance obtained or maintained pursuant to the Partnership Agreement and indemnification or extraordinary expense or liability relating to the affairs of the Fund and costs incurred in connection with holding or soliciting proxies for a meeting of Investors).

Pursuant to the Expense Limitation and Reimbursement Agreement (the “Expense Limitation and Reimbursement Agreement”), for a one- year term beginning on the Initial Closing and ending on the one-year anniversary thereof, the Adviser has agreed to forgo an amount of its monthly Management Fee or pay, absorb or reimburse certain expenses of the Fund, to the extent necessary so that the Fund’s annual “Specified Expenses” (defined herein) do not exceed 0.70%, on an annualized basis, of the sum of (a) the Fund’s net asset value as of the last calendar day of each calendar month or as otherwise determined by the Adviser and (b) to the extent deducted in the determination of the Fund’s net asset value, as set forth in clause (a), accrued expenses, any accrued/allocated Management Fee, administration fee, Performance Allocation or Distribution and/or Servicing Fee applicable to certain classes, or distributions. The Fund has agreed to reimburse the amount of any forgone Management Fee and expenses paid, absorbed or reimbursed by the Adviser, when and if requested by the Adviser, within five years from the end of the month in which the Adviser waived, paid, absorbed or reimbursed such fees or expenses, but only if and to the extent that Specified Expenses, on an annualized basis, plus any recoupment do not exceed 0.70% of the sum of (a) the Fund’s net asset value as of the last calendar day of each calendar month or as otherwise determined by the Adviser and (b) to the extent deducted in the determination of the Fund’s net asset value as set forth in clause (a), accrued expenses, any accrued/allocated Management Fee, administration fee, Performance Allocation or Distribution and/or Servicing Fee applicable to certain classes, or distributions (or, if a lower expense limit under the Expense Limitation and Reimbursement Agreement is then in effect, such lower limit). The Adviser may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated within the one-year period beginning on the Initial Closing without the Board’s consent.

“Specified Expenses” means all expenses incurred in the business of the Fund, including, among other things, Organizational and Offering Expenses, professional fees, and fees and expenses of the Administrator, Transfer Agent and the Fund’s custodian, with the exception of (i) the Management Fee; (ii) the Performance Allocation; (iii) any Distribution and/ or Servicing Fee paid applicable to any Units, including the Distribution and/or Servicing Fee; (iv) transaction-related costs, including, without limitation, costs related to unconsummated transactions and hedging and other derivatives transactions; (v) interest payments; (vi) fees and expenses incurred in connection with a credit facility, if any, obtained by the Fund; (vii) taxes; (viii) Portfolio Entity expenses and ordinary corporate operating expenses; and (ix) Extraordinary Expenses (as determined in the sole discretion of the Adviser).

Other Fees and Expenses

The Fund, and, therefore, Investors, bears all expenses incurred in the business of the Fund, including any charges, allocations and fees to which the Fund is subject as an investor in any MAM-Managed Entity and Third-Party Funds, subject to the limited Management Fee reduction discussed above with respect to MAM-Managed Entities. The Fund bears certain ongoing offering costs associated with the Fund’s continuous offering of Units.

To the extent the Fund, MIF International or any other MAM-Managed Entities participate in the same investment, the Adviser will allocate any expenses incurred by the Fund, MIF International or such other MAM-Managed Entities relating to such investment in a manner it believes in good faith to be fair and equitable, but in its sole discretion. Such expenses may be apportioned to, and borne solely by, the Investors participating in the Fund, Feeder, any Parallel Fund or Intermediate Entities, as applicable, or be allocated among the Fund, Feeder, any Parallel Fund or Intermediate Entities as determined by the General Partner in its reasonable discretion.

Performance Allocation

The General Partner or its affiliate will be entitled to a performance allocation in respect of each class of Units with the exception of Class E Units, an amount equal to 12.5% of Partnership’s total return for such class of Units, subject to a 5% annual hurdle amount and a high-water mark with a 100% catch-up, without duplication for any performance allocation paid by the Partnership in respect of such class during such fiscal year.

As of September 30, 2025, the Partnership had not commenced operations and no performance allocation was accrued or paid for the three months ended September 30, 2025.

Hedging

The Fund may, but is not obliged to, engage in hedging transactions for the purpose of efficient portfolio management. The Adviser may review the hedging policy of the Fund from time to time depending on movements and projected movements of the relevant currencies and interest rates and the availability of cost-effective hedging instruments for the Fund at the relevant time.

Financial Condition, Liquidity and Capital Resources

We have not yet commenced commercial activities. On July 31, 2025, the General Partner and Macquarie Infrastructure and Real Assets Inc., an affiliate of the Adviser, contributed $1,000 each as the Fund’s initial capital contribution. As of September 30, 2025, there were no Unitholders.

We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary use of cash will be for (i) making alternative infrastructure and infrastructure related investments, (ii) the cost of operations (including the Management Fee and Performance Allocation), (iii) debt service of any borrowings, (iv) periodic redemptions, including under the Redemption Program (as described herein), and (v) cash distributions to Unitholders.

Cash Flows

On July 31, 2025, the Partnership was capitalized with a $1,000 investment each by the General Partner and Macquarie Infrastructure and Real Assets Inc., an affiliate of the Adviser. There have been no other cash flows from our inception through September 30, 2025.

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

Related Parties

The Fund may engage in transactions with affiliates of Macquarie, including entities managed or advised by MAM-Managed Entities.

Macquarie, MAM-Managed Entities and its affiliates may hold or acquire assets and contribute or sell such assets to the Fund, the Aggregator, or their subsidiaries. These transfers may occur in kind, at fair market value (“FMV”) if transferred from a MAM-Managed Entity, or otherwise at cost plus roll forward or FMV, in each case as determined by the Adviser, plus related expenses, including transaction costs and a risk or similar premium.

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond September 30, 2025, see “8. Contingent Liabilities and Commitments” to our financial statements in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.

Recent Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies” to our financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We will be subject to financial market risks, including changes in fair values and interest rates. We plan to invest primarily in alternative infrastructure and infrastructure related investments. Many of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with the Fund’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the types of investments we make.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f)of the Exchange Act) occurred during the period ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Neither we, the General Partner nor the Adviser are currently subject to any pending material legal proceedings against us, the General Partner or the Adviser. From time to time, we, the General Partner or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in “Item 1A. Risk Factors” in our Registration Statement. As of September 30, 2025, there have been no material changes from the risk factors set forth in “Item 1A. Risk Factors” in the Registration Statement. The risks described in our Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Changes in Executive Officers
On November 18, 2025, May Hackman resigned as Chief Financial Officer of the Partnership, effective as of November 18, 2025. The Board appointed Sue Sekar as the Partnership’s new Chief Financial Officer, effective as of November 18, 2025. Ms. Sekar is the Chief Operating Officer for Macquarie Asset Management (MAM) Americas, providing leadership on business development initiatives, regional implementation of global strategy, culture and operational platform support for the regional business. Ms. Sekar is also the Global Head of Fund Management for MAM’s Wealth and Solutions division, overseeing SEC and investor reporting, operations, fund transaction support and financial management throughout the lifecycle of MAM’s funds. Prior to her current role, Ms. Sekar was the Americas Regional Controller and CFO for Macquarie’s US broker/dealer, responsible for the oversight of Macquarie America’s financial control and management function. Ms. Sekar has also led the finance and reporting function for a listed US fund, overseeing the team responsible for SEC reporting and financial controls. Before moving to New York City, Ms. Sekar worked in Macquarie’s Sydney and London offices in various finance and reporting roles. Ms. Sekar is a Board Member,
Co-Treasurer
and
Co-Chair
of the Finance Committee for the Bloomingdale Family Program, a
NYC-based
non-profit
organization, and is the Executive Sponsor and Treasurer of Macquarie’s Families and Carers Employee Network Group. Ms. Sekar has a Bachelor of Commerce and Bachelor of Laws from the University of Sydney. Ms. Sekar is an Australian Chartered Accountant (CA), a U.S. Certified Public Accountant (CPA) and has a Series 27 license with FINRA.
Ms. Hackman’s resignation was not the result of any disagreement relating to the Partnership’s operations, policies or practices.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K file with the SEC on November 6, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macquarie Infrastructure Fund, L.P.

Date: November 18, 2025	By:	/s/ Christopher Frost
Name: Christopher Frost
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2025	By:	/s/ Sue Sekar
Name: Sue Sekar
Title: Chief Financial Officer (Principal Financial Officer)