Form 10-Q
period 2025-12-31
Macquarie Infrastructure Fund, L.P.
filed 2026-02-13
CIK 2079966

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). ☐ Yes ☒ No
As of February 13, 2026 the registrant had the following limited partnership units outstanding: 110 Class I Units, no Class D Units, 420,000 Class E Units and no Class S Units.

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

In this report, except where the context suggests otherwise:

•	the term “Adviser” refers to Macquarie Wealth Advisers, LLC (formerly known as Central Park Advisers, LLC), a Delaware limited liability company and our investment adviser;

•	the term “Aggregator” refers to MIF Cayman, L.P. a Cayman Islands exempted limited partnership, and any other vehicle(s) used to aggregate the holdings of the Partnership and any Parallel Funds;

•	the term “Feeder” refers to MIF TE Feeder, L.P., a Delaware limited partnership;

•	the terms “Fund,” “Partnership,” “we,” “us,” and “our” refer to Macquarie Infrastructure Fund, L.P., a Delaware limited partnership;

•	the term “General Partner” refers to MIF GP, LLC, a Delaware limited liability company, our general partner;

•

the term “Intermediate Entities” refers to one or more entities through which the General Partner or any of its affiliates may, in its sole discretion, cause the Partnership to hold certain investments, directly or indirectly, including (a) entities that may elect to be classified as corporations for U.S. federal income tax purposes, whether formed in a U.S. or non-U.S. jurisdiction or (b) any other type of entity;

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

•	the term “MIF US” refers to the Partnership together with its consolidated subsidiaries, and may include the Feeder, Intermediate Entities and any Parallel Funds;

•

the term “net asset value” or “NAV” refers to, as the context requires, transactional NAV (i.e., the price at which transactions in the Units are made) determined in accordance with the valuation policies of the Partnership, as updated from time to time;

•

the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Partnership, but excluding MIF International; and

•

the term “Investors” refers to holders of our limited partnership units (the “Units”). There are four classes of Units available to Fund Investors: Class I (the “Class I Units”), Class D (the “Class D Units”), Class E Units (the “Class E Units”) and Class S Units (the “Class S Units”) (each a “Class”).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Macquarie Infrastructure Fund, L.P.
Condensed Statement of Assets and Liabilities (Unaudited)

	Notes	December 31, 2025
Assets
Cash and cash equivalents	3	$758,283
Investments, at fair value (cost $9,805,183)	4	10,382,681
Deferred offering costs	5	1,866,854
Other assets		495

Total assets		$13,008,313

Liabilities
Promissory notes, at fair value		$110,000
Organization costs payable and offering costs payable	5	3,619,900
Professional fees payable		851,600
Performance allocation payable	8	12
Accounts payable & accrued expenses		240,094

Total liabilities		$4,821,606

Contingent liabilities and commitments	9
Net assets
Limited Partnership Units - Class E Units , unlimited Units authorized (420,000 Units issued and outstanding as of December 31, 2025)	7	8,184,095
Limited Partnership Units - Class I Units , unlimited Unit s authorized (110 Units issued and outstanding as of December 31, 2025)	7	2,612
Total net assets		$8,186,707

The accompanying notes form an integral part of the condensed financial statements.

Macquarie Infrastructure Fund, L.P.
Condensed Statements of Operations (Unaudited)

		Three Months Ended	Six Months Ended
	Notes	December 31, 2025	December 31, 2025
Income
Interest income		$14	$14

Total income		14	14

Expenses
Management fees	8	3	3
Organization expenses	5	762,613	1,476,410
Professional fees		681,805	872,555
Director fees		68,614	68,614
Deferred offering costs amortization	5	300,136	300,136
Performance allocation	8	12	12
Interest expense		1,101	1,101
Other expenses		174,727	174,727
Reimbursement from the Adviser		904,547	—

Total expenses		2,893,558	2,893,558

Management fees waived		(3)	(3)

Net expenses		2,893,555	2,893,555

Net investment income (loss)		(2,893,541)	(2,893,541)

Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies
Net realized gain (loss) on investments, derivatives, and translation of assets and liabilities in foreign currencies		(443)	(443)
Net change in unrealized gain (loss) on investments		577,441	577,441
Net change in unrealized gain (loss) on derivatives		495	495
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies		5	5

Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies		577,498	577,498

Net increase (decrease) in net assets resulting from operations		$(2,316,043)	$(2,316,043)

The accompanying notes form an integral part of the condensed financial statements.

Macquarie Infrastructure Fund, L.P.
Condensed Statements of Changes in Net Assets (Unaudited)

	Three Months Ended December 31, 2025
	Notes	Class E	Class I	Total
Net assets as of September 30, 2025		$—	$—	$—
Capital contribution	7	10,500,000	2,750	10,502,750
Net investment income (loss)		(2,893,304)	(237)	(2,893,541)
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies		577,399	99	577,498

Net assets as of December 31, 2025		$8,184,095	$2,612	$8,186,707

	Six Months Ended December 31, 2025
	Notes	Class E	Class I	Total
Net assets as of June 30, 2025		$—	$—	$—
Capital contribution	7	10,500,000	2,750	10,502,750
Net investment income (loss)		(2,893,304)	(237)	(2,893,541)
N et realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies		577,399	99	577,498

Net assets as of December 31, 2025		$8,184,095	$2,612	$8,186,707

The accompanying notes form an integral part of the condensed financial statements.

Macquarie Infrastructure Fund, L.P.
Condensed Statement of Cash Flows (Unaudited)

Six Months Ended December 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(2,316,043)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net realized (gain) loss on investments, derivatives, and translation of assets and liabilities in foreign currencies	443
Net change in unrealized (gain) loss on investments	(577,441)
Net change in unrealized (gain) loss on derivatives	(495)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	(5)
Purchase of investments	(9,805,183)
Change in operating assets:
Deferred offering costs	(1,866,854)
Other assets	(495)
Change in operating liabilities:
Organization costs payable and offering costs payable	3,619,900
Professional fees payable	851,600
Performance allocation payable	12
Accounts payable & accrued expenses	240,094

Net cash provided by (used in) operating activities	$(9,854,467)

Cash flows from financing activities:
Capital contribution	10,504,750
Return of capital contribution	(2,000)
Promissory notes	110,000

Net cash provided by (used in) financing activities	$10,612,750

Net increase in cash and cash equivalents	$758,283

Cash and cash equivalents at the beginning of the period	—

Cash and cash equivalents at the end of the period	$758,283

The accompanying notes form an integral part of the condensed financial statements.

Macquarie Infrastructure Fund, L.P.
Condensed Schedule of Investments (Unaudited)

			December 31, 2025
Name of Investment	Type of Investment	Notes	Geography	Industry	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Investments in affiliated fund
MIF Cayman, L.P. (1)	LP Interest	4	Various	Various	$9,805,183	$10,382,681	126.82%
Total investments in affiliated fund					$9,805,183	$10,382,681	126.82%
Derivative instruments
Foreign currency forward contracts	Forward Contract	2	Americas	N/A	$—	$495	0.01%

Total derivative instruments					$—	$495	0.01%

(1)	The Partnership ha d an interest of 1.4% in MIF Cayman, L.P. as of December 31, 2025.
The accompanying notes form an integral part of the condensed financial statements.

Macquarie Infrastructure Fund, L.P.
Notes to the Condensed Financial Statements (Unaudited)
1. Organization
Macquarie Infrastructure Fund, L.P. (the “Partnership”) is a Delaware limited partnership formed on June 20, 2025, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Partnership operates pursuant to the Second Amended and Restated Limited Partnership Agreement, dated October 31, 2025, as further amended and restated (the “Partnership Agreement”). The Partnership is structured as a perpetual vehicle, with monthly, fully funded subscriptions and aims to make periodic redemptions.
The Partnership is conducting a continuous private offering of Units on a monthly basis to prospective Investors who are both (i) accredited Investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the 1940 Act and rules thereunder).
The Partnership’s investment objective is to generate capital appreciation and yield over the medium-to-long term by investing in a globally diversified portfolio of equity, equity-like and hybrid investments consisting of infrastructure or having infrastructure-like characteristics (each, an “Eligible Real Asset”). The Partnership may invest in Eligible Real Assets directly in portfolio companies, including as a co-investor with any other vehicle that holds capital managed or advised by any MAM managed entities, or indirectly through investments in MAM managed entities.
The Partnership invests substantially all of its assets in MIF Cayman, L.P. (the “Aggregator”). The Aggregator has the same investment objectives as the Partnership.
MIF GP, LLC, a Delaware limited liability company, is the Partnership’s general partner (the “General Partner”). Overall responsibility for the Partnership’s oversight rests with the General Partner, subject to certain oversight rights held by the Partnership’s Board of Directors (the “Board of Directors”). The General Partner delegates the portfolio management function of the Partnership to Macquarie Wealth Advisers, LLC (formerly known as Central Park Advisers, LLC), a Delaware limited liability company and the Partnership’s investment adviser (the “Adviser”). Both the General Partner and the Adviser are affiliates of Macquarie.
On July 31, 2025, Macquarie Infrastructure and Real Assets Inc., an affiliate of the Partnership’s investment adviser, provided the initial seed funding to the Partnership. This funding was subsequently returned to the affiliate.
Investment operations commenced on October 31, 2025, when the Partnership first sold Class E units (the “initial Closing Date”) and began investing. During the reporting period, the Partnership’s fiscal year end is June 30. Effective February 2, 2026, the Partnership’s fiscal year end is March 31. See “
Item 1. Financial Statements—Notes to the Condensed Financial Statements—Note 11.
Subsequent Events
” for more information.

Following the initial Closing Date, the Partnership acquired from Macquarie Private Markets SICAV’s sub-fund,
Macquarie Infrastructure Fund (“MIF International”), and/or Macquarie and its affiliates, interests in certain assets (together, the “Initial Portfolio” and each, an “Initial Portfolio Asset”) directly or indirectly, including through acquiring interests in the Aggregator that is jointly owned by the Partnership and MIF International. The Initial Portfolio Assets were acquired at fair market value (“FMV”), in each case as determined by the Adviser in accordance with the Partnership’s valuation procedures.
2. Summary of Significant Accounting Policies
Material accounting policy information applied in the preparation of these condensed financial statements are set out in the notes below. These policies have been consistently applied throughout the period presented, unless otherwise stated.
Basis of Presentation
The Partnership’s condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Partnership’s condensed financial statements and related financial information have been prepared pursuant to the requirements of
Regulation S-X.
There has been no activity prior to the current fiscal year and as such, there is no comparative information to present. The condensed financial statements as of December 31, 2025, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed financial statements are fairly stated and that estimates made in preparing its condensed financial statements are reasonable and prudent. The Partnership is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The functional currency of the Partnership is the U.S. dollar and these condensed financial statements have been prepared in that currency.
Principles of Consolidation
In accordance with ASC 946, the Partnership generally does not consolidate investments unless the Partnership has a controlling financial interest in an investment company or operating company whose business consists of providing services to the Partnership. A controlling financial interest is defined as (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity.
The Partnership determines whether it has a controlling financial interest in an entity at such entity’s inception and continuously reconsiders that conclusion. In instances where the Partnership wholly owns another investment company, the Partnership believes this would constitute a controlling interest and consolidation would be appropriate. For non-wholly
owned interests in investment companies, the Partnership assesses the nature of the investment structure and considers its interests in and governance rights over the entity to determine whether the Partnership holds a controlling financial interest. Performance of that analysis requires the exercise of judgment.
The Partnership does not have a controlling financial interest in and, as a result, does not consolidate the Aggregator, nor any other reporting entities within the Partnership, because (a) the General Partner is not acting solely on behalf of the Partnership as it carries out its duties and (b) the Partnership does not absorb essentially all of the Aggregator’s variability. At each reporting date, the Partnership assesses whether it has a controlling financial interest in the Aggregator or any other reporting entities within the Partnership, and any associated consolidation implications.
Use of Estimates
In preparing the condensed financial statements in conformity with GAAP, the General Partner has made judgements, estimates and specific assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these condensed financial statements. Such estimates include those used in the valuation of the investment in the Aggregator, including the valuation of the Aggregator’s investments, derivative instruments, and promissory notes. Actual results may differ from those estimates.
Fair Value of Investments and Financial Instruments
In accordance with ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), the Partnership defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Partnership uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•
Level 2 - Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
The Partnership has estimated the fair value of its investments and financial instruments using available market information and valuation methodologies the Partnership believes to be appropriate for these purposes.
The Partnership measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Partnership’s investment in the Aggregator are presented within net change in unrealized gain (loss) on investments in the Condensed Statements of Operations.
The Aggregator’s determination of fair value is based on the best information available in the circumstances and incorporates the Aggregator’s own assumptions, including assumptions that the Aggregator believes market participants would use in valuing the investments, and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including appropriate risk adjustments for non-performance
and liquidity. The values estimated by the Aggregator may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the condensed financial statements.
The Partnership measures derivative instruments using quoted forward foreign exchange prices at the reporting date. These valuations use primarily observable (level 2) inputs.
Promissory notes are valued at their transaction price (level 3) excluding transaction expenses given the Partnership had recently issued the instruments in December and no events have occurred that would warrant an adjustment to fair value.
The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level 3 of the fair value hierarchy as of December 31, 2025:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Liabilities
Promissory Notes	$110,000	Cost	N/A

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value:

Level 3 Financial Liability at Fair Value
Three Months Ended December 31, 2025
Promissory Notes
Balance, beginning of period	$—
Issuance	110,000

Balance, end of period	$110,000

Changes in unrealized gain (loss) included in earnings related to financial liabilities still held at the reporting date	$—

Level 3 Financial Liability at Fair Value
Six Months Ended December 31, 2025
Promissory Notes
Balance, beginning of period	$—
Issuance	110,000

Balance, end of period	$110,000

Changes in unrealized gain (loss) included in earnings related to financial liabilities still held at the reporting date	$—
There were no transfers of investments into or out of Level 3 of the fair value hierarchy during the three or six months ended December 31, 2025.
Promissory Note
The Partnership recognizes promissory notes at fair value. Debt issuance costs are expensed as incurred. Interest expense is recognized using the effective interest method, and accrues until settlement, prepayment, or maturity. Any interest owed but unpaid at the reporting date is recorded as accrued interest expense and included in the Condensed Statement of Assets and Liabilities.
On December 1, 2025, in connection with the
o
ffering of Class I Units, the Partnership issued a series of promissory notes (the “Notes”) with a principal amount of $110,000. The Notes bear interest at a fixed rate of
12
% per annum, payable semi-annually in arrears, and mature 30 years from the date of issuance.
Derivatives
The Partnership recognizes derivative instruments at fair value in the Condensed Statement of Assets and Liabilities and presents them in other assets.
Realized gains and losses on derivatives that are closed or mature during the period are measured as the difference between the contract’s value at inception and its value at closing. Realized results are presented in net realized gain (loss) on investments, derivatives, and translation of assets and liabilities in foreign currencies in the Condensed Statements of Operations.
For derivative positions outstanding at period end, unrealized gains and losses reflect the period-over-period
change in fair value, net of reversals of amounts previously recognized upon realization. Unrealized results are presented in net change in unrealized gain (loss) on derivatives in the Condensed Statements of Operations.
As a result of the use of derivative contracts, the Partnership is exposed to the risk that counterparties will fail to fulfil their contractual obligations. To mitigate such counterparty risk, the Partnership enters into contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
The Partnership enters into foreign exchange forward contracts to hedge against foreign currency exchange rate risk on a portion or all of its
non-U.S.
dollar denominated assets. These derivative contracts are not designated as hedging instruments for accounting purposes.

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts:

	December 31, 2025
	Assets
	Notional	Fair Value
Derivative instruments
Foreign currency forward contracts (EUR)	$466,780	$495
The table below summarizes the impact to the Condensed Statements of Operations from derivative instruments:

	Three Months Ended December 31, 2025	Six Months Ended December 31, 2025
Derivative instruments
Realized gains (losses)	$209	$209
Foreign currency forward contracts
Net change in unrealized gain (loss)	495	495

Foreign currency forward contracts	$704	$704

The Partnership has elected to offset fair value amounts recognized for derivative positions executed with the same counterparty under the same master netting arrangement and therefore reports such positions on a net basis.
The following table presents the effects or potential effects of netting arrangements for derivative contracts presented in the statement of assets and liabilities as of December 31, 2025.

Description	Gross amounts of recognized assets	Gross amounts offset in the statement of assets and liabilities	Net amounts of assets presented in the statement of assets and liabilities
Derivative instruments	$468,538	$(468,044)	$495

Total	$468,538	$(468,044)	$495

Distributions
Any distributions the Partnership makes will be at the discretion of the Adviser in its good faith judgment, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law. The Partnership may declare distributions from time to time, or not at all, as authorized by the Adviser.
Under the Partnership’s distribution reinvestment plan, distributions paid by the Partnership, if any, will be automatically reinvested in additional Units unless an Investor elects not to reinvest in Units. Generally, whether an Investor takes a distribution in cash should not affect whether the Investor is subject to incremental tax at the time of such distribution, however, in certain cases a distribution of cash may result in taxation. Investors may opt out initially and thereafter may change their election at any time by contacting the administrator. Units purchased by reinvestment will be issued at their transactional NAV. There is no sales charge or other charge for reinvestment, although a monthly fee out of the net assets for Class S Units and Class D Units at the annual rate of 0.85% and 0.25% of the NAV of Class S Units and Class D Units, respectively, determined and accrued as of the last day of each calendar month (before any redemptions of Class S Units or Class D Units) (the “Distribution and/or Servicing Fee”) will apply, as applicable. The Partnership reserves the right to suspend or limit at any time the ability of Investors to reinvest distributions.
Securities Transactions, Revenue Recognition and Expenses
The Partnership records its investment transactions on a trade date basis. The Partnership measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specified identification method. Expenses are recorded on an accrual basis.
Foreign Currency Translation
The accounting records of the Partnership are maintained in U.S. dollars. The fair values of foreign securities, foreign cash and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each business day. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred.

Affiliates
The General Partner, the Adviser, MIF International, Macquarie Infrastructure and Real Assets Inc., an affiliate of the Adviser, the Feeder, Parallel Funds (the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Partnership, but excluding MIF International), and other vehicles sponsored, advised and/or managed by Macquarie or its affiliates are affiliates of the Partnership.
Segment Reporting
The Partnership operates through a single reportable segment. The chief operating decision makers (the “CODMs”) consist of the Partnership’s Chief Executive Officer and Chief Financial Officer. The CODMs assess the performance of, allocate resources to and make operating decisions for the Partnership primarily based on the Partnership’s net assets resulting from operations. Reportable segment assets are reflected on the accompanying Condensed Statement of Assets and Liabilities as total assets and reportable segment significant expenses reviewed by the CODMs are listed on the Condensed Statements of Operations.
Recent Accounting Pronouncements
The Partnership’s management has evaluated recent issued accounting standards through the issuance date of the condensed financial statements and noted no recent accounting pronouncements will have a material impact in the condensed financial statements of the Partnership.
3. Cash and Cash Equivalents
Cash and cash equivalents include cash in hand, deposits held at call with banks and other short-term investments in an active market with original maturities of three months or less, which are subject to an insignificant risk of change in value. As of December 31, 2025, cash of $758,283 was held and there were no cash equivalents or restricted cash.
4. Investment in the Aggregator
The Partnership recognizes dividend income on the record date of distributions from the Aggregator. The Partnership ha
d
 an interest of 1.4%
in the Aggregator as of December 31, 2025. The remaining interest in the Aggregator is held by MIF International. The Partnership’s interest in the Aggregator may result in the Partnership indirectly holding investments of the Aggregator that, on a proportional basis, at times may exceed 5% of the net assets of the Partnership. As of December 31, 2025, the Partnership had no unfunded commitments.
The Aggregator primarily invests in Eligible Real Assets (as defined above). As of December 31, 2025, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without consent of the Aggregator’s general partner. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

As of December
31
,
2025
, the Partnership’s underlying investments in the Aggregator that individually represented
5
% or more of the Partnership’s net assets are
as follows
:

		December 31, 2025
Name of Underlying Investment	Affiliated Holding Entity (a)	Geography	Industry	Cost	Fair Value	Fair Value as a Percentage of Net Assets
Equity Investments
Island Green Power	MGREF 2 Cooks Holdings 2 Limited	UK	Industrials and Energy	$1,230,632	$1,245,729	15.22%
Diamond Infrastructure Solutions	InfraPark CI Blocker, LLC	Americas	Industrials and Energy	1,228,075	1,292,637	15.79%
D. E. Shaw Renewable Investments	MGIF Hobbs Holdings, L.P.	Americas	Industrials and Energy	2,180,190	2,248,122	27.46%
Renewi	MIF Earth Holdings S.à r.l.	UK	Industrials and Energy	808,509	821,449	10.03%
Vocus Group Limited	MAIF3 Consortium Trust	Australia	Telecommunications and IT Infrastructure	1,117,633	1,156,290	14.12%
Aligned Data Centers	Aligned Co-Invest Aggregator, L.P.	Americas	Data Centers/ Digital Infrastructure	2,233,131	2,492,313	30.44%
Bristol and Birmingham Airports	MEIF 7 Homecoming Regional Ventures S.à r.l.	UK	Logistics	629,829	630,475	7.70%

(a)	The Partnership holds an indirect interest in the underlying investments through its ownership in the Aggregator, which directly holds the affiliated holding entities noted above.

Political developments, natural disasters, public health crises and other events outside of the Partnership’s control can adversely, directly and indirectly, impact the Partnership and its investments in material respects. The Partnership’s investments are subject to various risk factors including market and credit risk, foreign exchange risk, and risks associated with investing in private equity investments. Additionally, the Partnership’s investments are concentrated in certain industries as shown above. The industry classifications and geographic locations represent the most meaningful presentation of the principal business and location of the investments.
Investing in foreign investments involves foreign currency exchange risk and may involve risks such as expropriation, confiscatory taxation, increases in withholding tax rates, limitations on the use or transfer of Partnership’s assets, imposition of divestiture requirements on non-resident
Investors and imposition of currency exchange controls which could affect the Partnership’s ability to repatriate assets.
5. Organization Expenses and Offering Costs
Organization Expenses
Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the Partnership’s organization. These costs are expensed as incurred. For the three and six months ended December 31, 2025, the Partnership incurred organization expenses of

$
762,613
and $
1,476,410
,
respectively, which have been recorded as organization expenses on the Condensed Statement of Operations. As of December 31, 2025, organization expenses
payable amounting to $1,452,910 are included within organization costs payable and offering costs payable on the Condensed Statement of Assets and Liabilities.

Offering Costs
Offering costs include registration fees and legal fees regarding the preparation of the Registration Statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning October 31, 2025 as the date investment operations commenced. For the three and six months ended December 31, 2025, the Partnership recognized amortization of offering costs of

$
300,136
and $
300,136
,
respectively, which have been recorded as deferred offering costs amortization on the Condensed Statement of Operations. As of December 31, 2025, offering costs amounting to
$
1,866,854
are included within deferred offering costs in the Condensed Statement of Assets and Liabilities. As of December 31, 2025, offering costs payable amounting to $2,166,990 are included within organization costs payable and offering costs payable on the Condensed Statement of Assets and Liabilities.
The Expense Limitation and Reimbursement Agreement, effective October 31, 2025 sets the term under which the Partnership will be required to reimburse the Adviser for any Organizational and Offering Expense advancements. The Partnership determined that as of December 31, 2025, it is probable that it will
be required to reimburse the Adviser. As such, the Partnership has reversed the previously recognized reimbursement from the Adviser.
6. Taxation
The Partnership is treated as a partnership for U.S. federal income tax purposes and therefore generally is not subject to any U.S. federal and state income taxes. Taxable income is allocated to the Partnership’s Investors. It is possible that the Partnership may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Partnership would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors in the Partnership would be treated as shareholders in a corporation, and the Partnership itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Partnership would be required to pay income tax at corporate rates on its net taxable income.
The Partnership is required to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the condensed financial statements is limited to the largest amount of benefit, determined on a cumulative basis that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.
The Partnership files tax returns, where applicable, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Partnership is subject to examination by U.S. federal, state, local and
non-U.S.
jurisdictions, where applicable. As of December 31, 2025, the tax year that remains subject to examination by the major tax jurisdictions under the statute of limitations, or other similar requirements, where applicable, is 2025.
The Partnership did not have any recognized tax benefits or liabilities resulting from tax positions for the period ended December 31, 2025. The Partnership does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.
7. Net Assets
The Partnership is authorized to issue an unlimited number of Units on a continuous basis to eligible Investors.
The Partnership offers four separate classes of Units designated as Class I Units, Class D Units, Class S Units and Class E Units to Investors. Each class of Units will have certain differing characteristics, particularly in terms of the distribution fees that may be charged to Investors.
Class D Units and Class S Units will be sold subject to certain upfront selling commissions, placement fees, subscription fees or similar fees (“Subscription Fees”) of up to 1.5% and up to 3.5%, respectively, of the purchase amount.
The purchase price per unit of each class is equal to the transactional NAV per unit for such class as of the last calendar day of the immediately preceding month. For each Class that has no outstanding Units as of the end of the month, the NAV per Unit for such Class will be equal to the NAV per Unit for Class I Units as of the end of that month.
Before the Partnership determined its first transactional NAV, the subscription price for Units was $25 per unit plus applicable Subscription Fees.

Thereafter, the Adviser determines the transactional NAV for each class of Units monthly and will prepare the valuations with respect to each investment. The transactional NAV per Unit for each class will be determined by dividing the total assets of the Partnership attributable to such class, less the value of any liabilities of such class, by the total number of outstanding Units of such class. Classes of Units may have a different transactional NAV per unit as a result of different fees charged to different classes.
The following tables present transactions in the Units during the three and six months ended December 31, 2025:

	Three Months Ended December 31, 2025
	Class I Units	Class E Units	Total
Units Outstanding as of September 30, 2025	—	—	—
Units Issued	110	420,000	420,110

Units Outstanding as of December 31, 2025	110	420,000	420,110

	Six Months Ended December 31, 2025
	Class I Units	Class E Units	Total
Units Outstanding as of June 30, 2025	—	—	—
Units Issued	110	420,000	420,110

Units Outstanding as of December 31, 2025	110	420,000	420,110

Redemption Program
The Partnership may, from time to time, provide liquidity to Investors by redeeming Units pursuant to the Partnership’s redemption program (the “Redemption Program”). Redemptions will be made at such times, in such amounts and on such terms as may be determined by the General Partner, in its sole discretion and in accordance with the Partnership Agreement. In determining whether the Partnership should redeem Units, the General Partner will consider relevant factors such as the timing of the redemptions, as well as a variety of operational, business, tax and economic factors.
The General Partner anticipates that the Partnership will provide the option for Investors to redeem Units on a quarterly basis up to 5% of Units outstanding (by number of Units), with such redemptions to occur using a purchase price equal to the NAV per Unit as of the last business day of each calendar quarter (each such date is referred to as a “Redemption Date”). The NAV per Unit for each class will generally be available around the 20th Business Day of the month following each Redemption Date (e.g., the NAV for March 31st will generally be available around April 28th). Each redemption generally will commence approximately on the first business day of the second month of the applicable calendar quarter (e.g., the redemption for the first quarter of the year will commence around February 1) and expire the last business day of the second month of the quarter (such date, the “Redemption Deadline”). Each redemption by an Investor must be made pursuant to a written redemption request submitted to the Partnership and/or its agent on or before the Redemption Deadline. Investors that elect to redeem their Units will not know the price at which such Units will be redeemed until after the Redemption Date.
The Partnership intends to generally provide payment with respect to the redemption proceeds no earlier than 60 calendar days, but within 65 calendar days, of each Redemption Deadline. Investors whose Units are accepted for redemption bear the risk that the Partnership’s NAV may fluctuate significantly between the time that they submit their redemption requests and the date as of which such Units are valued for purposes of such redemption.
If Investors request redeeming their Units in an amount that exceeds the 5% quarterly limitation in any calendar quarter, the Partnership generally will redeem a pro rata portion of the Units presented by each Investor, subject to the Partnership’s ability to redeem all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. However, the General Partner may, but is not obligated to, take any other action in its sole discretion as permitted by applicable law and the Partnership Agreement, such as extending the Redemption Deadline, if necessary, and increasing the amount of Units that the Partnership will redeem. As a result, in any particular quarter, Investors requesting redemption of Units may not have all of such Units redeemed by the Partnership. Additionally, the General Partner may choose to redeem fewer Units than have been requested in any particular quarter, or none at all, in its discretion at any time. In addition, the Partnership may redeem Units of Investors if, among other reasons, the General Partner determines that such redemption would be in the interests of the Partnership. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, Investors must resubmit their request in the next quarter.
The Partnership is not able to guarantee liquidity to Investors through redemptions. Redemptions principally will be funded by cash, cash equivalents or borrowings, as well as by the sale of certain liquid securities.

Options to redeem Units commenced in the first full fiscal quarter of 2026. The General Partner may make exceptions to, modify, amend or suspend the Redemption Program if it deems such action to be in the Partnership’s best interest and the best interest of Investors.
The Partnership will not impose any charges in connection with redemptions of Units unless the Units are held for less than one year. Redemption of Units from an Investor at any time prior to the day immediately preceding the one-year anniversary of the Investor’s purchase of the Units (the “Early Redemption Deduction”). The Early Redemption Deduction will be retained by the Partnership and will be for the benefit of the remaining Investors. Units for which redemptions are requested will be treated as having been redeemed on a “first-in, first-out” basis. An Early Redemption Deduction payable by an Investor may be waived by the Partnership in circumstances where the General Partner determines that doing so is in the best interests of the Partnership.
8. Related Party Transactions
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
As of December 31, 2025, the Partnership accrued
P
erformance
A
llocation expense of $
12
, which is unpaid as of period end.
Investment Advisory Agreement
The management of the Partnership is generally under the direction of the Adviser, at the delegation of the General Partner pursuant to the Investment Advisory Agreement. Additionally, the Adviser has been delegated the ability to engage sub-advisers.
Management Fee
In consideration of the advisory services provided to the Partnership by the Adviser, the Partnership will pay the Adviser a management fee (the “Management Fee”), computed and payable monthly in arrears, at the annual rate of 1.25%
of the Partnership’s NAV for Class S Units, Class D Units and Class I Units. Class E Units are not subject to the Management Fee, making it a class-specific expense.
The Management Fee is waived for the first twelve months following the date of the initial acceptance by the Partnership of a subscription for Units by persons that are not affiliates of the General Partner (the “Initial Closing”). For the twelve months following the first anniversary of the Initial Closing, the Management Fee will be computed and payable monthly in arrears at the annual rate of

1.00
%
of the Partnership’s NAV for Class S Units, Class D Units and Class I Units.
For the three and six months ended December
 31
, 2025, the Partnership accrued Management Fees of $3 and $3, respectively, of which the Adviser waived all $3 and $3, respectively. The waived Management Fees are reported in management fees waived on the Condensed Statements of Operations.
Expense Limitation and Reimbursement Agreement
Pursuant to the Expense Limitation and Reimbursement Agreement, for a one-year term beginning on the Initial Closing and ending on the one-year anniversary thereof, the Adviser has agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Partnership to the extent necessary so that the Partnership’s annual Specified Expenses (as defined below) do not exceed
0.70
%, on an annualized basis, of the sum of (a) the Partnership’s net asset value as of the last calendar day of each calendar month or as otherwise determined by the Adviser and (b) to the extent deducted in the determination of the Partnership’s net asset value as set forth in clause (a), accrued expenses, any accrued/allocated Management Fee, administration
f
ee, Performance Allocation or Distribution and/or Servicing Fee applicable to certain classes, or distributions. Under the Expense

Limitation Agreement, the Partnership has agreed to reimburse the amount of any forgone Management Fee and expenses paid, absorbed or reimbursed by the Adviser, when and if requested by the Adviser, within five years from the end of the month in which the Adviser waived, paid, absorbed or reimbursed such fees or expenses, but only if and to the extent that Specified Expenses, on an annualized basis, plus any recoupment, do not exceed
0.70
%
of the sum of (a) the Partnership’s net asset value as of the last calendar day of each calendar month or as otherwise determined by the Adviser and (b) to the extent deducted in the determination of the Partnership’s net asset value as set forth in clause (a), accrued expenses, any accrued/allocated Management Fee, administration fee, Performance Allocation or Distribution and/or Servicing Fee applicable to certain classes, or distributions, calculated as of the end of each calendar month on an annualized basis (or, if a lower expense limit under the Expense Limitation and Reimbursement Agreement is then in effect, such lower limit). The Adviser may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated within the one-year period beginning on the Initial Closing without the Board of Directors’ consent.
The Adviser may, in its sole discretion, advance the Organizational and Offering Expenses attributable to the Partnership through the first anniversary of the Initial Closing. The Partnership will be obligated to reimburse the Adviser for all such advanced Organizational and Offering Expenses over the five years following the first anniversary of the Initial Closing. The Adviser will determine what Organizational and Offering Expenses are attributable to the Partnership, in its sole discretion.
“Specified Expenses” means all expenses incurred in the business of the Partnership, including, among other things, organizational and offering expenses, professional fees, and fees and expenses of the Partnership’s administrator, custodian and transfer agent, with the exception of (i) the management fee; (ii) the performance allocation; (iii) any distribution and/or servicing fee paid applicable to any Units, including the Distribution and/or Servicing Fee; (iv) transaction-related costs, including, without limitation, costs related to unconsummated transactions and hedging and other derivatives transactions; (v) interest payments; (vi) fees and expenses incurred in connection with a credit facility, if any, obtained by the Partnership; (vii) taxes; (viii) portfolio company expenses, Intermediate Entity expenses and ordinary corporate operating expenses; and (ix) extraordinary expenses (as determined in the sole discretion of the Adviser).
Capital Contributions
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
9. Contingent Liabilities and Commitments
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

10. Financial Highlights
The following financial highlights are calculated for the Investors of the Partnership as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual Investor basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.

	Six Months Ended December 31, 2025 (a)
	Class I Units	Class E Units
Per Unit Data
Net Asset Value, beginning of period	$—	$—

Proceeds from units issued	25.00	25.00

Net investment income (loss)	(2.15)	(6.89)
Net realized and unrealized gain (loss) on investments, derivatives, and translation of assets and liabilities in foreign currencies	0.90	1.37

Net increase (decrease) in net assets	(1.25)	(5.52)
Distributions	—	—

Net Asset Value, end of period	$23.75	$19.48

Units outstanding, end of period	110	420,000
Total return based on Net Asset Value (a)	(5.00)%	(22.08)%
Ratios to weighted-average net assets (non-annualized)
Expenses without waivers (b)	8.87%	33.77%
Management fees waivers	(0.11)%	—
Accrued performance allocation	0.47%	—

Total expenses	9.23%	33.77%

Net investment income	(9.23)%	(33.77)%

(a)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with the distribution reinvestment plan) divided by the initial Net Asset Value per Unit.

(b)	Expense ratio includes management fees, organizational expenses, professional fees, director fees, deferred offering costs amortization, interest expense and other expenses.
11. Subsequent Events
The General Partner has performed an evaluation of subsequent events through the date these condensed financial statements were issued. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these condensed financial statements as of December 31, 2025.
Amendment to Partnership Agreement and Change in Fiscal Year
On February 2, 2026, the Partnership entered into Amendment No. 1 to its Second Amended and Restated Limited Partnership Agreement with the General Partner to change the Partnership’s fiscal year end from June 30 to March 31.

1
7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and the related notes included in Item 1 of Part I of this Form 10-Q. This discussion contains forward-looking statements and actual results may differ materially from those contained in or implied by any forward-looking statements. As used herein, the “Partnership,” “we,” “us,” and “our” collectively refer to Macquarie Infrastructure Fund, L.P. (the “Partnership”) and “MIF US” refers to the Partnership, together with its consolidated subsidiaries, and may include the Feeder, intermediate entities and any parallel funds.

Overview

The Partnership was organized on June 20, 2025 as a limited partnership under the laws of the State of Delaware. The Partnership is a private fund exempt from registration under Section 3(c)(7) of the 1940 Act. The Partnership is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”).

Our investment objective is to generate capital appreciation and yield over the medium-to-long term. There can be no assurance that MIF US will achieve its investment objective or that MIF US’s investment strategies will be successful. We will seek to achieve this investment objective by investing, on an individual basis or commingled or aggregated with other parties, in a globally diversified portfolio of equity, equity-like and hybrid investments consisting of infrastructure or having infrastructure-like characteristics (each, an “Eligible Real Asset”), predominantly, but not exclusively, in member countries of the Organisation for Economic Co-operation and Development (“OECD”).

The Partnership may invest in Eligible Real Assets directly in portfolio companies, including as a co-investor with any other vehicle that holds capital managed or advised by any MAM managed entities, or indirectly through investments in MAM managed entities. In order to provide for a liquidity reserve as well as help deliver yield, the Partnership intends to invest a portion of its assets in debt investments to infrastructure and infrastructure-adjacent borrowers and liquid fixed income, liquid equity investments, cash and cash-like investments and such other appropriate investments, as determined by the Adviser from time to time.

Investment Portfolio

The Partnership has acquired Investments through the Aggregator, which is jointly owned with MIF International. MIF International had a fund inception date of February 28, 2025, and as a result of the Aggregator structure in place, the Partnership has access to an already diversified portfolio of existing infrastructure assets.

As of December 31, 2025, the Partnership’s portfolio comprises 8 infrastructure equity investments and 2 infrastructure debt investments. As of December 31, 2025, the Partnership’s transactional NAV is $11,065,649.

Results of Operations

On October 31, 2025, the Partnership commenced investment activity. Our key financial measures and the results of operations are discussed below. There has been no activity prior to the current fiscal year and as such, there is no comparative information to present.

Revenues

We generate revenues primarily from our investments, including dividends, distributions and capital appreciation on our direct investments, secondary investments and primary commitments. To a lesser extent, we also generate revenue in the form of interest income from our investments in Debt and Other Securities, which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.

Expenses

Organization Expenses

Organization expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the Partnership’s organization. These costs are expensed as incurred. For the three and six months ended December 31, 2025, the Partnership incurred organization expenses of $762,613 and $1,476,410, respectively, which have been recorded as an expense on the Condensed Statements of Operations. As of December 31, 2025, organization expenses amounting to $1,452,910 are included within organization costs payable and offering costs payable in the Condensed Statement of Assets and Liabilities.

Offering Costs

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. For the three and six months ended December 31, 2025, the Partnership recognized amortization of offering costs in the amount of $300,136 and $300,136, respectively. As of December 31, 2025, the remaining unamortized balance of $1,866,854 is included within deferred offering costs, in the Condensed Statement of Assets and Liabilities. As of December 31, 2025, offering costs payable amounting to $2,166,990 are included within organization costs payable and offering costs payable in the Condensed Statement of Assets and Liabilities.

Professional Fees

Professional fees include but are not limited to administrative, audit, tax, and legal fees. For the three and six months ended December 31, 2025, the Partnership incurred professional fees of $681,805 and $872,555, respectively. As of December 31, 2025, total professional fees amounting to $851,600 are included within professional fees payable in the Condensed Statement of Assets and Liabilities.

Unrealized Gain (Loss) on Investments

The Partnership generates income primarily from its investment in the Aggregator. The Partnership had an interest of 1.4% in the Aggregator as of December 31, 2025. This resulted in the Partnership recognizing a net change in unrealized gain (loss) on investments of $577,441.

Hedging

The Partnership may, but is not obliged to, engage in hedging transactions for the purpose of efficient portfolio management. The Adviser may review the hedging policy of the Partnership from time to time depending on movements and projected movements of the relevant currencies and interest rates and the availability of cost-effective hedging instruments for the Partnership at the relevant time.

Financial Condition, Liquidity and Capital Resources

The Partnership received its initial seed funding from Macquarie Infrastructure and Real Assets Inc., an affiliate of the Adviser, on July 31, 2025. Investment operations commenced on October 31, 2025 when the Partnership first sold Class E units and began investing.

We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities which are then invested into the Aggregator.

Our primary use of cash will be for (i) making alternative infrastructure and infrastructure related investments, (ii) the cost of operations (including the Management Fee and Performance Allocation), (iii) debt service of any borrowings, (iv) periodic redemptions, including under the Redemption Program (as described in “Item 1. Financial Statements—Notes to the Condensed Financial Statements— Note 7. Net Assets”), and (v) cash distributions to Investors.

Cash Flows

As of December 31, 2025, the Partnership’s cash and cash equivalents and the continuous offering of Units are expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Units.

As of December 31, 2025, the Partnership had $758,283 in cash and cash equivalents, including net proceeds from the continuous offering of Units, we expect to be sufficient to conduct operations in the near term. See “Item 1. Financial Statements—Notes to the Condensed Financial Statements—Note 9. Contingent Liabilities and Commitments” for quantitative details on future commitments to new and existing investments.

Transactional Net Asset Value

The Partnership calculates its transactional NAV per Unit in accordance with the Partnership’s valuation policies and procedures. Transactional NAV is the price at which it sells and redeems its Units and serves as a basis for certain fees incurred by the Partnership. The Adviser also evaluates changes to transactional NAV to monitor fund performance. Transactional NAV is based on the month-end values of its investments and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with the Partnership’s valuation policy. Certain contingent tax liabilities may not be recognized as a reduction to transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment.

December 31, 2025
Components of the Partnership’s Transactional Net Asset Value
Cash and cash equivalents	$758,283
Investment in the Aggregator	10,382,681
Other assets	495
Due from the Adviser	1,125,884
Promissory notes	(110,000)
Professional fees payable	(851,600)
Accounts payable & accrued expenses	(240,094)

Transactional Net Asset Value	$11,065,649

The transactional NAV per Unit for each class of the Partnership was as follows:

	December 31, 2025
	Transactional NAV per Unit	Number of units
Class E	$26.34	420,000
Class I	$25.77	110

The following table reconciles GAAP Net Asset Value to the Partnership’s transactional NAV.

December 31, 2025
GAAP Net Asset Value	8,186,707
Adjustments
Organizational expenses	1,476,410
Offering expenses	300,136
Specified Expenses (a)	1,102,396

Transactional Net Asset Value	$11,065,649

(a)	Specified Expenses as defined in “Item 1. Financial Statements—Notes to the Condensed Financial Statements—Note 8. Related Party Transactions.”

Critical Accounting Policies and Estimates

The preparation of the condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of income and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates and assumptions.

Fair Value

As an investment company under ASC 946, the Partnership is required to report investments, including those for which current market values are not readily available, at fair value in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. The fair value process is used to both recognize investments in accordance with GAAP and for purposes of computing a monthly transactional NAV.

In accordance with ASC 820, investments that qualify as investment companies in accordance with ASC 946 may be valued using net asset value as a practical expedient for fair value. Consistent with Financial Accounting Standards Board guidance under ASC 820, these investments are excluded from the hierarchical levels.

The Partnership has indirect exposure to gains and losses on underlying investments because it invests in the Aggregator which, in turn, holds such underlying investments through the intermediate subsidiaries.

Principles of Consolidation

The Partnership is an investment company under ASC 946. There is inherent judgment in how to apply ASC Topic 810, Consolidation (“ASC 810”), to instances where an investment company invests in another investment company as generally investment companies do not consolidate their investments and rather report them at fair value. The Partnership considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-consolidation of the Aggregator by the Partnership has been deemed appropriate. In considering ASC 810, the following factors were deemed important in supporting a conclusion that the Partnership does not have a controlling financial interest in the Aggregator: (a) the Aggregator’s purpose is to pool investments across funds from various regions, (b) there is no contractual mechanism for the Partnership to control the Aggregator and (c) essentially all of the Aggregator’s activities are not conducted on behalf of the Partnership. The Partnership believes non-consolidation is the financial presentation that most meaningfully presents the financial position and results of operations.

Related Parties

The Partnership may engage in transactions with affiliates of Macquarie, including entities managed or advised by MAM-Managed Entities.

Macquarie, MAM-Managed Entities and their affiliates may hold or acquire assets and contribute or sell such assets to the Partnership, the Aggregator or their subsidiaries. These transfers may occur in kind, at fair market value (“FMV”) if transferred from a MAM-Managed Entity, or otherwise at cost plus roll forward or FMV, in each case as determined by the Adviser, plus related expenses, including transaction costs and a risk or similar premium.

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond December 31, 2025, see “Item 1. Financial Statements—Notes to the Condensed Financial Statements—Note 9. Contingent Liabilities and Commitments.”

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.

Recent Accounting Pronouncements

See “Item 1. Financial Statements—Notes to the Condensed Financial Statements—Note 2. Summary of Significant Accounting Policies” for a discussion concerning recent accounting pronouncements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks.

Fair Value Risk

We are subject to financial market risks, including changes in fair values and interest rates. We invest primarily in alternative infrastructure and infrastructure related investments. Many of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with the Partnership’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the types of investments we make.

Exchange Rate Risk

The Partnership holds investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The Partnership manages exposure to investments in foreign currencies by hedging such risks. As December 31, 2025, the Partnership held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of December 31, 2025, a 10% decline in the exchange rates between the U.S. dollar and all other foreign currencies in which certain portfolio companies are denominated would result in a decline in net assets resulting from operations of $394,875, if not offset by other factors.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f)of the Exchange Act) occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Neither we, the General Partner nor the Adviser, are currently subject to any pending material legal proceedings against us, the General Partner or the Adviser. From time to time, we, the General Partner or the Adviser, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in “Item 1A. Risk Factors” in our Registration Statement. As of December 31, 2025, there have been no material changes from the risk factors set forth in “Item 1A. Risk Factors” in the Registration Statement. The risks described in our Registration Statement are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
All sales of unregistered securities during the three months ended December 31, 2025 were previously disclosed.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

2
4

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2025).

3.2	Amendment No. 1, dated February 2, 2026, to the Second Amended and Restated Limited Partnership Agreement of the Partnership (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

2
5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macquarie Infrastructure Fund, L.P.
Date: February 13, 2026

	By:	/s/ Christopher Frost
Name: Christopher Frost
Title: Chief Executive Officer (Principal Executive Officer)
Date: February 13, 2026

	By:	/s/ Sue Sekar
Name: Sue Sekar
Title: Chief Financial Officer (Principal Financial Officer)