Form 10-K
period 2026-03-31
Macquarie Infrastructure Fund, L.P.
filed 2026-06-26
CIK 2079966

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-56772

Macquarie Infrastructure Fund, L.P.

(Exact name of registrant as specified in charter)
Delaware		39-2908652
(State or other jurisdiction of incorporation or registration)		(I.R.S. Employer Identification No.)

660 Fifth Avenue New York, NY (Address of principal executive offices)	10103 (Zip Code)

212-231-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Class S Limited Partnership Units

Class D Limited Partnership Units

Class I Limited Partnership Units

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D‐1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There is currently no established public market for the registrant’s Units.

As of June 25, 2026, the registrant had the following limited partnership units outstanding: 1,917 Class I Units, no Class D Units, 3,554,757 Class E Units and no Class S Units.

DOCUMENTS INCORPORATED BY REFERENCE
None

Macquarie Infrastructure Fund, L.P.

Notes to the Financial Statements

Forward-Looking Statements; RISK FACTOR SUMMARY

Certain information contained in this Annual Report constitutes “forward-looking statements” that can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “intend,” “continue,” or “believe” or the negatives thereof or other variations thereon or comparable terminology. Furthermore, any projections or other estimates in this Annual Report, including estimates of returns or performance, are “forward-looking statements” and are based upon certain assumptions that are subject to uncertainties and may change. Due to various risks and uncertainties, including those set forth under “Item 1A. Risk Factors,” actual events or results or the actual performance of Macquarie Infrastructure Fund, L.P. (the “Fund”) may differ materially from those reflected or contemplated in such forward-looking statements. Moreover, actual events are difficult to project and often depend upon factors that are beyond the control of MIF GP, LLC, a Delaware limited liability company, the Fund’s general partner (the “General Partner”) and its affiliates. Nothing contained herein shall under any circumstances create an implication that the information contained herein is correct as of any time after the earlier of the relevant date specified herein or the date of this Annual Report. In addition, unless the context otherwise requires, the words “include,” “includes,” “including” and other words of similar import are meant to be illustrative rather than restrictive.

Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this Annual Report.

•
As of the date of this Annual Report, the Fund has limited operating history upon which potential investors may evaluate past or future performance. No assurance can be given that the Fund’s investment objective will be achieved.
•
Limited partnership units (the “Units”) will not be listed on any national or other securities exchange, and it is not anticipated that a secondary market for trading the Units will develop. In addition, there are limits on the ownership and transferability of the Units. Further, the valuation of the Investments (as defined below) will be difficult, may be based on imperfect information and is subject to inherent uncertainties, and the resulting values may differ from values that would have been determined had a ready market existed for such investments, from values placed on such investments by other investors and from prices at which such investments may ultimately be sold.
•
Liquidity, if any, may be provided by the Fund only through redemptions made pursuant to the redemption program (the “Redemption Program”), which may, but are not required to, be made from time to time by the Fund as determined by the General Partner in its sole discretion. Investors do not have the right to require the Fund to redeem their Units. The Fund may redeem fewer Units than have been requested in any particular quarter to be redeemed under the Redemption Program, or none at all.
•
An investment in the Fund is suitable only for Investors who can bear the risks associated with the limited liquidity of the Units and should be viewed as a long-term investment. An investment in the Fund may not be suitable for investors who may need the money they invest in a specified time frame.
•
The purchase and redemption price for Units will be based on the Fund’s net asset value (“NAV”). Valuation of the Investments involves a degree of judgment and may not always prove accurate. Such valuations may not reflect the price that the Fund would have received had the Investments actually been liquidated. There can therefore be no assurance that the valuations will, in fact, represent the actual value of the Investments or the amounts that could at such time, or may ultimately, be realized with respect to the Investments.
•
The Fund may borrow money to fund new Investments, to satisfy redemption requests from Investors and to otherwise provide the Fund with liquidity. The use of leverage by the Fund or any Portfolio Entities (as defined below) is likely to cause the Fund’s average net assets to appreciate or depreciate at a greater rate than if leverage were not used.
•
Infrastructure Investments will be subject to the risks incidental to the ownership, construction and operation of such assets, including risks associated with the general economic climate, geographic or market concentration, the ability of the Fund or Macquarie Group (together with its divisions and subsidiary companies, “Macquarie”) to manage the Investment (to the extent the Fund or a MAM-Managed Entity (as defined below) controls the investment), technical problems, financial failures of operating or construction sub-contractors, government regulations, and fluctuations in interest rates.

•
Given that the Fund’s assets will be concentrated in securities of companies in the infrastructure industry, the Fund will be more susceptible to adverse economic or regulatory occurrences affecting this industry than a fund that is not concentrated in a single industry. While Macquarie Wealth Advisers, LLC (formerly known as Central Park Advisers, LLC), a Delaware limited liability company and our investment adviser (the “Adviser”) will regularly monitor the concentration of the Fund’s portfolio, concentration in any one region, country or asset type may arise from time to time. In addition, the MAM-Managed Entities and Third-Party Funds (defined below) also may be concentrated in a limited number of companies or exclusively or primarily in a particular asset type or category, which may reduce the overall diversification of the Fund’s portfolio and increase risk.

Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described herein in “Item 1A. Risk Factors” in this Annual Report, as such factors may be updated from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report and in our other periodic filings. The forward-looking statements speak only as of the date of this Annual Report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

In this report, except where the context suggests otherwise:

•
the term “Adviser” refers to Macquarie Wealth Advisers, LLC (formerly known as Central Park Advisers, LLC), a Delaware limited liability company and our investment adviser;
•
the term “Aggregator” refers to MIF Cayman, L.P., a Cayman Islands exempted limited partnership, and any other vehicle(s) used to aggregate the holdings of the Partnership and any Parallel Funds;
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
•
the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Partnership, but excluding MIF International; and
•
the term “Investors” or “Unitholders” refers to holders of our limited partnership units (the “Units”). There are four classes of Units available to Fund Investors: Class I (the “Class I Units”), Class D (the “Class D Units”), Class E Units (the “Class E Units”) and Class S Units (the “Class S Units”) (each a “Class”).

Part I.

Item 1. Business

The Fund—Macquarie Infrastructure Fund, L.P.

Macquarie Infrastructure Fund, L.P., a Delaware limited partnership, was formed on June 20, 2025 and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is structured as a perpetual vehicle, with monthly, fully funded subscriptions and is expected to make periodic redemptions. Our general partner, MIF GP, LLC and our investment adviser, Macquarie Wealth Advisers, LLC, are Affiliates of Macquarie. As used herein, “Affiliate” means, with respect to a person, any other person that either directly or indirectly controls, is controlled by or is under common control with the first person.

We are conducting a continuous private offering (the “Private Offering”) of our Units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to investors that are both (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the 1940 Act and rules thereunder).

On October 31, 2025, the Fund held its first closing and sold limited partnership units (the “Units”) of the Fund. The Fund continues to hold closings as part of its continuous Private Offering.

The Fund’s investment objective is to generate capital appreciation and yield over the medium-to-long term. The Fund will seek to achieve its investment objective by investing in a globally diversified portfolio of equity, equity-like and hybrid investments consisting of infrastructure or having infrastructure-like characteristics (each, an “Eligible Real Asset”), predominantly, but not exclusively, in member countries of the Organisation for Economic Co-operation and Development (“OECD”).

MIF US

The Fund, MIF TE Feeder, L.P. (the “Feeder”), MIF Cayman, L.P. (the “Aggregator”), any Intermediate Entities and any Parallel Funds (each as defined below) collectively form “MIF US,” a private equity investment program. Although the Fund will generally invest and divest alongside Macquarie Private Markets SICAV’s sub-fund, Macquarie Infrastructure Fund, a Luxembourg alternative investment fund (“MIF International”) through the Aggregator and other Intermediate Entities, MIF International is not considered a Parallel Fund. See “Item 1A. Risk Factors—Potential Conflicts of Interest” below.

Overview of Macquarie Group and Macquarie Asset Management

Macquarie Group is a global financial services group headquartered in Sydney and listed on the Australian Securities Exchange (“ASX”). Macquarie Group’s breadth of expertise covers asset management, retail and business banking, wealth management, leasing and asset financing, market access, commodity trading, renewables development, specialist advice, access to capital, and principal investment.

Macquarie Group works with institutional, corporate, government, and retail clients, as well as counterparties around the world, providing a diversified range of products and services. Macquarie Group has established leading market positions as a global specialist in a wide range of sectors, including infrastructure resources and commodities, financial institutions, and real estate.

As of March 31, 2026, Macquarie Group had more than 19,100 employees with offices in 30 markets around the world.

MAM provides specialist investment expertise across a range of capabilities including fixed income, equities, multi-asset solutions, private credit, infrastructure, natural assets, real estate, and transportation finance.

Trusted by institutions, pension funds, governments, and individuals to manage approximately $498 billion in assets under management, reported in U.S. dollars (“USD”), as of March 31, 2026. MAM is a global asset manager that aims to deliver positive impact for its stakeholders.

With more than 1,650 permanent staff working across 20 countries around the world, MAM seeks to identify opportunities, mitigate risks, and drive value for its clients and stakeholders by leveraging its culture of innovation and the experience and diversity of its people.

Investment Program

The Fund’s investment objective is to generate capital appreciation and yield over the medium-to-long term. The Fund seeks to achieve its investment objective by investing, on an individual basis or commingled or aggregated with other parties, in a globally diversified portfolio of equity, equity-like and hybrid investments in Eligible Real Assets, predominantly, but not exclusively, in member countries of the OECD. Investments with “infrastructure-like characteristics” may include those that provide essential services to the community, feature strategic competitive advantage, are linked to inflation or gross domestic product, have sustainable and predictable cash flows over the long term, or possess other characteristics that the Adviser may identify from time to time. Eligible Real Assets may include:

•
digital infrastructure (e.g., towers, fiber, data centers, and other mobile and internet infrastructure);
•
renewable energy projects and other energy transition investments;
•
utilities and energy infrastructure (e.g., utilities, distributed infrastructure, chemical and fuel storage, midstream energy, and power generation);
•
transportation infrastructure (e.g., airports, rail, roads, marine terminals and ports);
•
waste-management infrastructure (e.g., vertically integrated waste management and waste-to-energy);
•
water distribution, water and wastewater treatment;
•
social infrastructure (e.g., hospitals and other healthcare assets, education, public safety and community assets);
•
logistics infrastructure and supply chain storage; and
•
other infrastructure Investments (defined below) related or similar to the foregoing or which exhibit infrastructure-like characteristics, including Investments in companies that provide critical services to infrastructure end markets and assets which are adjacent or related to the above.

In addition, the Fund may directly or indirectly make Investments with a carbon removal or avoided emissions strategy and acquire carbon credits.

In order to provide for a liquidity reserve as well as help deliver yield, the Fund invests a portion of its assets in debt investments to infrastructure and infrastructure-adjacent borrowers (“Infrastructure Debt”) and liquid fixed income, liquid equity investments, cash and cash-like investments (“Liquid Investments” and, together with Eligible Real Assets investments, Infrastructure Debt investments, and any investments in MAM-Managed Entities and Third-Party Funds (defined below), the “Investments”), and such other appropriate investments, as determined by the Adviser, in consultation with the relevant Sub-Adviser, from time to time.

The Fund invests in Eligible Real Assets directly through companies or funds in which Investments are made (“Portfolio Entities”), including as a co-investor with any other vehicle that holds capital managed or advised by any MAM-Managed Entities, or indirectly through investments in MAM-Managed Entities. The Fund may invest in unaffiliated third party-sponsored funds that directly or indirectly invest in Eligible Real Assets (the “Third-Party Funds”).

For the purposes of the foregoing, “equity-like” means shares, equity or related equity investments; bonds, notes or other securities giving access to the share capital of Portfolio Entities (such as convertible debt or bonds, equity warrants or other equity related interests); high-return debt instruments with uncertainty related to the total return or timing of cash flows, which as a result may be structured as pay-in-kind interest, or have equity upside (equity kickers) associated with those or other features which are not commonly seen in fixed income; or shareholders’ loans and shareholders’ debt.

For temporary defensive and liquidity management purposes (including in connection with implementing changes to MIF US’s asset allocations) or pending the deployment of subscription monies in investments, MIF US may allocate a substantially higher portion of its assets to Liquid Investments. Certain Investments could be characterized by the Adviser, in its discretion, as either Eligible Real Assets or Infrastructure Debt, depending on the terms and characteristics of such Investments.

The Adviser and the General Partner

The Fund has entered into an amended and restated investment advisory agreement (as may be further amended and restated from time to time, the “Advisory Agreement”) with the Adviser, and a limited partnership agreement, as may be amended and restated from time to time (the “Partnership Agreement”), with the General Partner, pursuant to which the General Partner manages the Fund on a day-to-day basis.

Overall responsibility for MIF US’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors with respect to our periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”) and certain conflicts of interest related to Macquarie. See “—The Board of Directors” and “—Partnership Agreement” below for further information.

The General Partner has delegated the portfolio management function regarding the Fund to the Adviser. The Adviser has discretion to make Investments on behalf of the Fund.

The Adviser is a Delaware limited liability company with its business address at 660 Fifth Ave, New York, NY 10103, United States of America. The Adviser is registered with the SEC as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended from time to time (the “Advisers Act”). The Adviser is responsible for initiating, structuring, and negotiating the Fund’s Investments. In addition, the Adviser will actively manage each Investment to seek to maximize the value of each Investment.

Each of the Adviser and General Partner is an Affiliate of Macquarie and, as such, the Adviser and General Partner have access to the broader resources of Macquarie, subject to Macquarie’s policies and procedures regarding the management of conflicts of interest.

The Board of Directors

The business and affairs of the Fund are managed by the General Partner. The General Partner has delegated the management of the Fund’s day-to-day operations to the Adviser pursuant to the Advisory Agreement, subject to certain oversight rights held by the Fund’s Board of Directors (each, a “Director,” and together, the “Board of Directors” or the “Board”) and the General Partner. The Board is responsible for overseeing the Fund’s periodic reports under the Exchange Act and certain conflicts of interest related to Macquarie in accordance with the provisions of the Partnership Agreement and applicable policies of the General Partner or Adviser. The Board is composed of five members, two of whom are independent of the Fund and Macquarie (each, an “Independent Director”), as determined by the General Partner. The Independent Directors are unaffiliated with the General Partner, the Adviser, or any of their Affiliates. The General Partner may appoint directors to the Board from time to time.

The General Partner has the authority to appoint directors, including one or more Independent Directors; provided, that the appointment of new Independent Directors as a result of a vacancy (regardless of how the vacancy was created) will require approval by the Board of Directors, including a majority of the remaining Independent Directors. Subject to the foregoing, the General Partner has the right to change or replace any Independent Director for cause (as defined in the Partnership Agreement) and any Director other than an Independent Director with or without cause.

The Board has established an audit committee (the “Audit Committee”), which is composed solely of the Independent Directors. The Audit Committee, among other matters, approves or ratifies the Fund’s auditor (as selected by the General Partner) and the Fund’s financial statements.

Unitholders are not entitled to nominate or vote in the election of the Fund’s directors. Further, Unitholders are not able to bring matters before meetings of Unitholders or nominate directors at such meeting, nor are they generally able to submit Unitholder proposals under Rule 14a-8 of the Exchange Act. See “Item 10. Directors, Executive Officers and Corporate Governance—Biographical Information” for further information regarding the members of the Board.

Advisory Agreement

The description below of the Advisory Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Advisory Agreement attached as an exhibit to this Annual Report.

The Adviser will provide investment advisory services to us pursuant to the Advisory Agreement. Under the terms of the Advisory Agreement, the Adviser is responsible for the following:

•
sourcing, assessing and negotiating the terms of potential Investments;
•
advising the General Partner on the management of the Eligible Real Asset Investments;
•
determining appropriate exit and liquidity strategies for the Fund and its Investments;
•
providing Investors with reports and updates on the Fund and its Investments; and
•
undertaking other matters involved in the management and administration of the Fund.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, the management, policies and operations of the Fund shall be the ultimate responsibility of the General Partner acting pursuant to and in accordance with the Partnership Agreement. See “—Partnership Agreement” below for further information.

Compensation of the Adviser and the General Partner

Management Fee/Management Allocation

In consideration of the advisory services provided to the Fund, the Adviser is entitled to receive a fee (the “Management Fee”), computed and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s NAV for Class S Units, Class D Units and Class I Units; provided, that the Management Fee shall be waived for the first twelve (12) months following the date of the initial acceptance by the Fund of a subscription for Units by persons that are not affiliates of the General Partner (the "Initial Closing") and, for the twelve (12) months following the first anniversary of the Initial Closing, shall be computed and payable monthly in arrears at the annual rate of 1.00% of the Fund’s NAV for Class S Units, Class D Units and Class I Units (the “Early Investor Discount”). The Fund will not pay the Adviser a Management Fee on Class E Units, and as a result, it is a class-specific expense. For purposes of determining the Management Fee payable to the Adviser for any month, NAV means the total value of all assets of the Fund as of the end of such month, less an amount equal to all accrued debts, liabilities and obligations of the Fund as of such date, and calculated before giving effect to any redemption of Units on such date and before any reduction for any fees (including the monthly fee payable to the Fund’s administrator (the “Administration Fee”), Performance Allocation (defined below) and the Distribution and/or Servicing Fee (defined below)) and without taking into account certain taxes incurred (directly or indirectly) by the Fund or an Intermediate Entity in which the Fund participates. The Management Fee will be prorated for any period of less than a month based on the number of days in such period.

The Management Fee is paid to the Adviser out of the Fund’s assets and, therefore, decreases the net profits or increases the net losses of the Fund. The Management Fee is in addition to the asset-based fees, incentive fees or allocations and other expenses charged by any MAM-Managed Entities or Third-Party Funds and indirectly borne by Investors.

Class	Applicable Management Fee
Class I

1.25% per annum of month-end NAV ; waived for the first twelve (12) months following the Initial Closing; 1.00% per annum of month-end NAV for twelve (12) months thereafter; 1.25% per annum of month-end NAV thereafter.

Class D

1.25% per annum of month-end NAV ; waived for the first twelve (12) months following the Initial Closing; 1.00% per annum of month-end NAV for twelve (12) months thereafter; 1.25% per annum of month-end NAV thereafter.

Class S

1.25% per annum of month-end NAV ; waived for the first twelve (12) months following the Initial Closing; 1.00% per annum of month-end NAV for twelve (12) months thereafter; 1.25% per annum of month-end NAV thereafter.

Class E	0.0% per annum

The Adviser may elect to receive the Management Fee in cash or Units. If the Management Fee is paid in Units, such Units may be redeemed at the Adviser’s request and will be subject to the volume limitations of the Redemption Program but not the Early Redemption Deduction (as defined below).

The Adviser may agree to reduce the Management Fee for certain share classes or Investors.

The Adviser may elect on an annual basis in advance of the applicable taxable year, in lieu of the Management Fee it would otherwise be entitled to pursuant to the Partnership Agreement and Advisory Agreement, to receive an allocation of the Fund’s income and gain for U.S. federal income tax purposes in an amount equal to the amount it would have been entitled to as the Management Fee (the “Management Allocation”). The General Partner will limit distributions to the Adviser in respect of the Management Allocation each year so that such distributions do not exceed the amount of net profits of the Fund for U.S. federal income tax purposes (calculated under Section 704(b) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), as determined by the General Partner) (“Net Profits”). If the Adviser receives a Management Allocation in a calendar month or months within a taxable year, but it is later determined at the end of such taxable year that there were insufficient Net Profits in such taxable year in respect of such prior Management Allocations, the Adviser shall be required to return such excess amounts to the Fund. In the event the Adviser’s distributions are reduced pursuant to the Partnership Agreement with respect to any class of Units, an amount equal to such excess distributions shall be treated as instead apportioned to the relevant Investors holding such Units, and the General Partner will make appropriate adjustments (as determined by the General Partner) to future distributions under the Partnership Agreement so that the Adviser receives (from future Net Profits, consistent with the principles of the Partnership Agreement) an amount equal to such excess distributions out of amounts that, but for this sentence, would have been distributed to the Investors holding such Units.

Management Fee Offset

Macquarie and its affiliates (and in the case of directors’ fees, Macquarie executives) have received or may receive in the future break-up fees or similar fees in connection with unconsummated transactions (which does not include amounts received with respect to group purchasing, healthcare brokerage, insurance and other similar services to the Portfolio Entities), closing fees, monitoring fees or other similar fees from Portfolio Entities in connection with the acquisition, ownership, control and exit of Portfolio Entities (“Other Fees”). Macquarie or its affiliates may also receive Director Fees. In addition, the Fund (or its Portfolio Entities) may retain service providers in which Macquarie has an interest or which are affiliates of Macquarie to provide services for fees.

The aggregate Management Fee paid by the Fund in any fiscal year will be reduced by an amount (the “Reduction Amount”) equal to the sum of (i) 100% of the Fund’s share of any Other Fees received by the Adviser or its affiliates in such fiscal year, (ii) 100% of the Fund’s share of all Director Fees received by the Adviser and its affiliates in such fiscal year and (iii) any management fees paid or borne by the Fund in connection with the Fund’s investments in MAM-Managed Entities, after giving effect to any fee rebates to which the Fund is entitled each month or has received each month, directly or indirectly, by the Fund from such MAM-Managed Entity; provided, that the Reduction Amount will be decreased by Fund expenses and the Fund’s share (pro rata with any parallel vehicles) of Broken Deal Expenses (as defined below) that the General Partner or its affiliates had elected to bear. Further, the portion of fees related to consulting, management or other services from Portfolio Entities in excess of the cap set forth in the Partnership Agreement will also be offset against the Management Fee. Except as set forth above, the Fund will not receive (in the form of an offset against the Management Fee or otherwise) the benefit of fees or other compensation received by Macquarie in connection with the provision of services by Macquarie to the Fund or third parties. In no event will Other Fees or Director Fees include any stock options or other compensation granted or paid by Portfolio Entities (as defined below) to employees of Macquarie who serve in a bona fide, non-director management capacity at any such Portfolio Entity.

For the avoidance of doubt, investment banking fees, consulting (including management consulting) fees, syndication fees, capital markets syndication and significant sums in advisory fees (including underwriting fees), regulated broker dealer fees, origination fees, servicing fees, healthcare consulting / brokerage fees, fees relating to group purchasing, financial advisory fees and similar fees for arranging acquisitions and other major financial restructurings and other similar operational and financial matters, loan servicing or other types of insurance fees, data management and services fees or payments, operations fees, financing fees, fees for asset services, title insurance fees, asset leasing fees, asset management fees (e.g., services relating to the preparation of monthly cash flow models and industry asset management fees, incentive fees and other similar fees and annual retainers (whether in cash or in kind)) do not constitute Other Fees.

An affiliate of the General Partner that (i) is a U.S. regulated broker dealer or a non-U.S. equivalent thereof or (ii) otherwise conducts a financial services, investment banking, loan origination, structuring, placement, advisory or other similar business, including acting as a broker, dealer, distributor, financial advisor, syndicator, arranger, underwriter or originator of securities or loans (a “Macquarie Broker Dealer”) may be entitled to receive certain fees, underwriting spreads and interest payments, including in connection with the activities of the Fund and the Portfolio Entities, including capital markets advisory, offering, placement, financing, syndication, capital structure advisory, turnaround, workout, underwriting, solicitation, investment banking, currency, hedging, structuring, loan agent, loan servicing or similar fees, including in connection with the activities of the Fund and its Portfolio Entities, including with respect to an initial public offering, the arranging of credit facilities for the Fund, the placing of co-investment, the distribution of debt or equity securities of a Portfolio Entity or otherwise arranging or providing financing for a Portfolio Entity alone or with other lenders, which could include other MAM-Managed Entities. Any such fees or payments will be retained by such Macquarie Broker Dealer, will not constitute Other Fees and will not reduce or offset the Management Fee or benefit the Fund or the Investors.

“Broken Deal Expenses” shall mean all out-of-pocket costs and expenses, if any, incurred by or on behalf of the Fund or any Intermediate Entities in developing, negotiating and structuring prospective or potential Investments which are not ultimately made, including (i) any travel expenses (which may include first class or private air), (ii) any legal, tax, accounting, advisory, financing and consulting costs and expenses in connection therewith and (iii) any other expenses described in the Partnership Agreement.

Performance Allocation

In respect of each class of Units with the exception of Class E Units, promptly after the end of each of its fiscal years, the Fund will make a performance allocation to the General Partner or its affiliate (the “Performance Allocation”) in an amount equal to 12.5% of Total Return (as defined below) for such class of Units for the Reference Period (as defined below) subject to a 5% annual Hurdle Amount (as defined below) and a High-Water Mark (as defined below) with a 100% catch-up, without duplication for any Performance Allocation paid by the Fund in respect of such class during such fiscal year. The Fund also will make a Performance Allocation if a Reference Period ends in connection with the redemption of Units by the Fund or a dividend or other distribution payable by the Fund, in each case on the date as of which the Fund’s NAV attributable to any class is calculated for such purpose; provided that only that portion of the Performance Allocation that is attributable to (i) Units being redeemed (not taking into account any proceeds from any contemporaneous issuance of Units, by reinvestment of dividends and other distributions or otherwise) or (ii) the dividend or other distribution being paid by the Fund and not being reinvested in Units will be paid to the General Partner for such Reference Period. The Performance Allocation will not be paid on Class E Units. The Performance Allocation, if any, is calculated and accrued on each date that the Fund calculates its NAV.

Specifically, if the Total Return for the applicable Reference Period (as defined below) exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), the General Partner will receive a Performance Allocation for that period equal to 100% of such Excess Profits until the total amount paid to the General Partner in respect of such Reference Period equals 12.5% of the Total Return for such period.

“Total Return” in respect of Class S Units, Class D Units and Class I Units for any period since the end of the prior Reference Period equals the sum of:

(a)
all distributions accrued or paid (without duplication) on such Unit of the respective class since the beginning of the then-current Reference Period; plus
(b)
the change in aggregate NAV of such Unit of the respective class since the beginning of the Reference Period before giving effect to (i) changes resulting solely from the proceeds of issuances of Units, (ii) any allocation/accrual of the Performance Allocation, (iii) applicable Distribution and/or Servicing Fees expenses attributable to a Unit of the relevant class (including any payments made to the Fund for payment of such expenses) and (iv) any other costs and expenses allocated only to certain classes; provided, that the aggregate NAV of a Unit may be calculated without taking into account (A) any accrued and unpaid taxes imposed on any Intermediate Entity (or the receipts of such Intermediate Entity) through which the Fund indirectly invests in an Investment or any comparable entities of any other MAM-Managed Entity, or taxes paid by any such entity since the end of the prior Reference Period and (B) certain deferred tax liabilities of subsidiaries through which the Fund indirectly invests; minus
(c)
the Management Fee and all other Fund expenses attributable to a Unit of the relevant class (but excluding any other costs and expenses allocated only to certain classes) to the extent not previously reflected in the NAV of the Fund.

For the avoidance of doubt, the calculation of Total Return will include any appreciation or depreciation in the NAV of Units issued during the then-current Reference Period.

“Hurdle Amount” in respect of Class S Units, Class D Units and Class I Units for a Reference Period means that amount that results in a 5% annualized Total Return over such Reference Period on the NAV of such Units outstanding at the beginning of the then-current Reference Period and all such Units issued since the beginning of the then-current Reference Period.

For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Units of such class redeemed during the applicable Reference Period and any dividend or other distribution payable by the Fund in respect of such class during the Reference Period (to the extent such dividends or other distributions paid in respect of such class are not reinvested in Units of such class), which Units, dividends or distributions will be subject to the Performance Allocation upon such redemption or distribution.

“Loss Carryforward Amount” in respect of Class S Units, Class D Units and Class I Units initially equals zero and cumulatively increases by the absolute value of any negative annual Total Return and decreases by any positive annual Total Return; provided, that the Loss Carryforward Amount will at no time be less than zero; and provided, further, that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any such Units of such class redeemed during the applicable Reference Period and any dividend or other distribution payable by the Fund in respect of such class during the Reference Period (to the extent such dividends or other distributions paid in respect of such class are not reinvested in Units of such class), which such Units, dividends or distributions will be subject to the Performance Allocation upon such redemption or distribution. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses, if any, will offset the positive annual Total Return for purposes of the calculation of the Performance Allocation. This is referred to as a “High-Water Mark.”

“Reference Period” means each 12-month period ended as of the Fund’s fiscal year-end (or such other period ended as of the Fund’s fiscal year-end if the Fund’s fiscal year is changed); provided, that the period of time from the prior Reference Period-end through the valuation date of (i) a redemption offer and (ii) a dividend or other distribution also will constitute a Reference Period. In the event of the termination of the Advisory Agreement, the Fund will make a Performance Allocation to the General Partner calculated in a manner as if such termination date were the end of the Fund’s fiscal year.

The Performance Allocation structure presents risks that are not present in funds without performance allocations. The application of the Performance Allocation may not correspond to a particular Investor’s experience in the Fund because aggregate cumulative appreciation is calculated on an overall basis allocated equally to each outstanding Unit. An Investor may not owe a Performance Allocation on its investment, even though the value of its investment has increased. For example, if an Investor were to acquire Units after the Fund’s trading resulted in a cumulative loss, the Investor would not owe a Performance Allocation until sufficient gains have been achieved to exceed such losses, despite the fact that the Investor will have experienced aggregate cumulative appreciation in respect of its Units. Conversely, an Investor may owe a Performance Allocation on its investment, even though the value of its investment has declined. For example, if an Investor were to acquire Units at a time when the Fund had net profits to date for the Reference Period of $2 million in excess of the High-Water Mark, but at the end of the Reference Period the Fund had net profits of only $1 million in excess of the High-Water Mark, the Investor would owe a Performance Allocation despite the fact that the value of its investment declined. In addition, when Units are issued at a NAV reduced by the accrued Performance Allocation, and such accrued Performance Allocation is subsequently reversed due to trading losses, the reversal will be allocated equally among all outstanding Units (increasing the NAV per Unit), including those Units whose purchase price had not itself been reduced by the accrued Performance Allocation being reversed.

The General Partner may elect to receive the Performance Allocation in cash or Units. Such Units may be redeemed at the General Partner’s request and will be subject to the volume limitations of the Redemption Program but not the Early Redemption Deduction.

The General Partner may receive a cash advance against allocations or distributions of the Performance Allocation to the General Partner to the extent that annual distributions of the Performance Allocation actually received by the General Partner are not sufficient for the General Partner or any of its beneficial owners (whether such interests are held directly or indirectly) to pay when due any income tax (including estimated income tax) imposed on it or them by reason of the allocation to the General Partner of taxable income in respect of the Performance Allocation (including, for the avoidance of doubt, allocations to the General Partner of taxable income with respect to Units issued to them) or such distributions of the Performance Allocation, calculated using an assumed tax rate. Amounts of the Performance Allocation otherwise to be allocated or distributed to the General Partner will be reduced on a dollar-for-dollar basis by the amount of any prior advances made to the General Partner until all such advances are restored to the Fund in full.

Partnership Agreement

The description below of the Partnership Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Partnership Agreement attached as an exhibit to this Annual Report.

The General Partner of the Fund is MIF GP, LLC, a Delaware limited liability company. The General Partner is responsible for the management of the Fund; however, various rights and obligations of the General Partner are delegated to, and performed by, the Adviser. The responsibilities of the General Partner and the Adviser are set out in the Partnership Agreement and the Advisory Agreement, respectively. Additional general partners may also be established, which will also be subsidiaries of Macquarie, and will be responsible for the management of the Feeder or any Parallel Funds, as applicable. The rights and obligations of any additional Fund general partners related to investment matters will be delegated to, and performed by, the Adviser in the same manner as the General Partner of the Fund. See “Item 1. Business—Advisory Agreement” for further information.

Additionally, the General Partner and its Affiliates may, in their sole discretion, cause the Fund to hold certain investments directly or indirectly through (i) entities that may elect to be classified as a Corporation or (ii) any other type of entity (together with any Corporation, the “Intermediate Entities” and each, an “Intermediate Entity”).

The General Partner and its affiliates may participate directly in any Intermediate Entity with a combination of shareholder debt and equity. To the extent the General Partner determines that holding only an equity interest in any such Intermediate Entity would be beneficial for the General Partner or any other direct or indirect owner for legal, tax, regulatory or other similar considerations, it may make a contribution to such Intermediate Entity in the form of equity only.

The Fund may also form one or more Parallel Funds established by, or at the direction of, the General Partner to invest alongside the Fund, but excluding MIF International (as determined in the General Partner’s discretion).

The General Partner or its affiliates may, in their discretion, at any time, withdraw all or a portion of their investment in the Fund to facilitate their investment in any other entity comprising MIF US and, in connection therewith, take any other necessary action to consummate the foregoing. The Management Fee and Performance Allocation may be paid or allocated, as applicable, at the level of the Fund or at an Intermediate Entity, as determined by the General Partner.

In addition to the Fund, Macquarie expects to form one or more other collective investment vehicles or other arrangements for certain other investors to invest in the Fund, including feeder funds. In particular, Macquarie has formed the Feeder for certain investors with particular tax characteristics, such as U.S. tax-exempt investors and certain non-U.S. investors. The Feeder intends to invest all of its investable assets in a non-U.S. entity treated as a corporation for U.S. federal income tax purposes (a “Non-U.S. Corporation”) which, in turn, intends to invest in Class I Units.

Investment Process Overview

General

The Adviser (including through delegation to affiliated and/or unaffiliated sub-advisers) utilizes MAM’s deep knowledge and resources, and specialized skills and experience, including within affiliates of the Adviser, to source and allocate investment opportunities in Eligible Real Assets and apply a disciplined approach to the investment process. The Adviser has appointed an investment committee (the “Investment Committee”), which has the authority to allocate to the sub-advisers investing in Infrastructure Debt Investments (such sub-adviser, the “Infrastructure Debt Sub-Adviser”) and Liquid Investments (such sub-adviser, the “Fixed Income team,” and together with the Systematic Investments team (defined below), the “Liquid Investments Sub-Advisers”) in accordance with the investment program described above. The Investment Committee is composed of the same members of MIF International’s investment committee. The Investment Committee members may work on or be associated with one or more other MAM-Managed Entities.

The Investment Committee determines the allocation of capital across Eligible Real Assets Investments, Infrastructure Debt Investments and Liquid Investments, and delegates to the Infrastructure Debt Sub-Adviser and the Fixed Income team to invest in Infrastructure Debt Investments and in Liquid Investments, respectively, each of which manages and oversees the investment processes and decisions of their respective sleeves of the Fund’s portfolio. Such sub-advisers may delegate decision-making authority to their respective investment committees, which are composed of experienced investment professionals. The Adviser may also engage one or more sub-advisers to provide non-discretionary investment advice and recommendations to the Adviser with respect to Eligible Real Assets Investments (together with the Infrastructure Debt Sub-Adviser and the Liquid Investments Sub-Advisers, the “Sub-Advisers”).

All Eligible Real Assets are presented to the Investment Committee for investment approval and strategic capital allocation approval. All Infrastructure Debt investments are initially reviewed and approved by the infrastructure debt investment committee within MAM prior to being presented to the Investment Committee for strategic capital allocation approval. The Investment Committee additionally determines the strategic capital allocation of the Fund to investments in respect of Liquid Investments and approves the liquidity and treasury approach for the Fund and provides oversight of MIF’s portfolio strategy and liquidity team (the “Portfolio Strategy and Liquidity Team”), which provides advice to the Investment Committee in respect of developing the portfolio construction to achieve the Fund’s aims, managing its liquidity and risk profile, and overseeing performance of the portfolio as a whole.

Eligible Real Assets Investments

Eligible Real Assets Investment opportunities, which make up the bulk of the Fund’s portfolio, are sourced through MAM’s global network of specialist sector teams, portfolio companies, relationships with operating partners, infrastructure equity and debt funds and asset managers. Such Investments are evaluated and processed by the Adviser and its affiliates through the Investment Committee. The Investment Committee implements the investment strategy through a defined process of identifying, evaluating, acquiring, managing and realizing investments.

The Fund may access Eligible Real Assets Investments directly, including in co-investment transactions alongside MAM-Managed Entities. A portion of the Fund assets are allocated to Eligible Real Assets investments indirectly through investments in certain MAM-Managed Entities (including, but not limited to, investments made through an intermediate vehicle with shared ownership with other MAM-Managed Entities, or investments made into other MAM-managed investment funds) or in Third-Party Funds.

Investment Sourcing

MAM believes a key to successful investing is access to quality investment opportunities. MAM expects investment opportunities to arise from a broad range of sources, including: relationships that MAM’s senior professionals maintain with management teams, industry participants, governments and other sources; active dialogue with leading investment bankers and other professional advisors in the industry; and unsolicited opportunities, as a result of what MAM believes is the reputation of the real assets division of MAM (“MAM Real Assets”) as a leading global infrastructure investor.

Investment Screening

In evaluating a potential investment opportunity, the Adviser first reviews and compares the key characteristics of the potential investment against the Fund’s investment objectives to determine if the opportunity deserves further consideration. If the potential investment warrants further review, the Adviser and the investment team involved in the specific investment will then conduct an in-depth due diligence analysis over the course of several weeks, during which time the Adviser will further consider the potential investment’s characteristics as well as any material findings and new developments.

Detailed Investment Analysis

Due Diligence

MAM seeks to conduct a detailed review and analysis of key business plan assumptions and material risks during its due diligence process. MAM seeks to draw from its investment experience gained from managing similar assets, including input from in-house personnel with expertise in operating infrastructure assets in the applicable sub-sector. External subject matter experts are expected to be engaged where the Adviser deems appropriate to review key diligence areas, including legal, commercial, tax, accounting, insurance, sustainability and technical matters relevant to the investment.

Financial Analysis

MAM seeks to incorporate its due diligence findings into the investment business plan and forecast cash flows over an extended ownership period. The assumptions made by the Adviser are based on its due diligence findings and the global experience of professionals managing similar investment assets, along with independent experts, when deemed appropriate.

Investment Structuring

MAM seeks to draw on its experience in negotiating infrastructure acquisitions and its knowledge of current market precedents to execute investments and obtain necessary regulatory approvals. MAM is involved in the negotiation of all key documents required to complete an acquisition and will engage advisors as necessary to assist. MAM believes it is well-regarded as a manager of infrastructure investments, which it views as a key factor in obtaining approvals from government entities and regulatory bodies, especially for businesses that directly interface with the community.

Acquisition Approval Process

Investments are approved by the Investment Committee. Members of the Investment Committee are briefed during the investment screening and due diligence process as necessary, thereby ensuring they have the opportunity to effectively screen and evaluate investment opportunities.

Prior to submitting a binding bid or executing definitive transaction documentation, the Investment Committee is briefed on all key aspects of the investment deemed relevant, including an overview of the business, due diligence findings, financial model results and forecast investment returns. Subject to Investment Committee approval, the Adviser determines whether to make a formal offer or a binding commitment to invest, or, if necessary, request additional information or conduct further negotiations.

Active Asset Management Framework

MAM aims to take a proactive approach to investment, managing key risks and improving the operating performance of MAM portfolio companies in alignment with its investment philosophy to have a positive impact on the communities it serves. Given the unique circumstances surrounding each investment, MAM seeks to implement value-enhancing initiatives underpinned by a defined set of minimum standards by utilizing a number of processes designed to focus on and measure progress against the key components of the value-added business plan, and to clearly allocate decision-making authority and responsibility. Examples include, but are not limited to: (i) appointing experienced industry executives (including MAM professionals); (ii) ensuring that compensation plans are aligned with business plans; (iii) continuous performance monitoring through regular management updates and performance reports; (iv) ongoing risk management; and (v) establishing clear governance structures and practices.

Business Planning

Business planning is a significant part of MAM’s active asset management focus. On an annual basis, MAM’s asset management teams work together with portfolio company management to develop a comprehensive business plan, which includes a one-year budget, a five-year cash flow forecast, and strategic goals and initiatives. Strategic initiatives include topics such as increasing safety, revenue growth, board effectiveness, and succession planning, among other items.

Value Creation

MAM takes a proactive approach to managing risks and seeking to improve the operating performance of portfolio companies to create value. MAM comprises staff with operating experience that focus on the development and implementation of key asset performance initiatives. In addition to its in-house professionals, MAM has an extensive network of relationships with industry participants that it expects to leverage in order to gain insight and expertise to improve investment performance. MAM seeks to apply its comprehensive asset management framework developed through insights that come with MAM’s over 30 years of global infrastructure investment management.

Realization

The Adviser seeks to monitor the market with the aim of maximizing portfolio company value for the Fund’s investors through opportunistic, well-managed divestment processes.

While the hold period may vary for each Investment, it is typically expected to be five to ten years for Investments held alongside closed-ended funds and held to maturity for investments alongside open-ended funds. When an attractive offer emerges during the life of the Fund, the Investment Committee will evaluate the opportunity and determine whether it is in the best interests of the Fund and its investors to realize the Investment at that time.

Infrastructure Debt Investments

The Infrastructure Debt Sub-Adviser has the primary responsibility for managing the Infrastructure Debt Investments. The Infrastructure Debt Sub-Adviser aims to identify opportunities where the anticipated return compares favorably to the underlying risk taken. The Infrastructure Debt Sub-Adviser believes this can be achieved through active involvement in the infrastructure market, leveraging the reputation and relationships of both the infrastructure debt team and the broader Macquarie Group, engaging early in the debt origination process, providing borrowers with a professional lending platform, delivering strong execution capabilities and benefiting from Macquarie’s considerable experience in infrastructure lending, structuring and asset management capabilities. The Infrastructure Debt Sub-Adviser performs due diligence on proposed borrowers and incorporates MAM’s broad infrastructure debt experience in sourcing and structuring investment opportunities. Once invested, the Infrastructure Debt Sub-Adviser takes an active approach to portfolio management of all positions by proactively monitoring borrower compliance with reporting obligations and financial covenants specified in loan agreements and actively engaging with any broader lender group where it is necessary to take precautions to protect the Fund’s interests.

Liquid Investments

The Fixed Income team, utilizing the global breadth of MAM’s specialist fixed income and equity teams, has primary responsibility for managing the Liquid Investments and invests directly or indirectly into Liquid Investments including, but not limited to, cash, cash equivalents, government and semi-government bonds, corporate bonds, securitized products, derivatives, money market instruments and, more opportunistically, may invest directly or indirectly in listed equities. The management of the Liquid Investments by the Fixed Income team is governed by the pre-approved investment criteria set by, and periodic guidance from, the Investment Committee.

The Fixed Income team consists of a global team of investment professionals including dedicated portfolio managers, traders, credit analysts, and multi-asset specialists, as well as in-house markets and quantitative research support across global investment hubs located in London, Philadelphia and Sydney. The lead Portfolio Managers have primary responsibility for setting overall portfolio risk and asset class allocation, including managing key risk parameters, interest rate risk, aggregate credit risk and security selection, with the aim of optimizing risk-adjusted returns within the framework determined by the Investment Committee.

The Fixed Income team’s philosophy is centered around deep research-driven processes and disciplined risk management. Their research demonstrates that markets are inefficient due to model uncertainty, emotion, and differences in fair value among investors. Drawing on this overarching investment philosophy, their investment approach is focused on managing downside risks and liquidity through deep fundamental research-based processes. The investment approach incorporates both top-down and bottom-up processes that align with the global investment strategy framework. For example, global macroeconomic views, strategic positioning and sector rotation decisions are determined with the support of global strategic forums at which investment professionals present, discuss and debate medium term views. Individual security selection is supported by a global research team conducting in depth fundamental research.

A portion of the Liquid Investments portfolio may be invested in equities on an opportunistic basis. The Fixed Income team may use Macquarie's systematic investments team (the “Systematic Investments team”) to manage any equities held within the Liquid Investments portfolio. The Systematic Investments team uses a quantitative investment approach underpinned by the latest technology, risk and investment insights.

The Fixed Income team engages regularly with the Investment Committee with the aim of ensuring that upcoming liquidity and risk/return requirements are met.

Temporary Strategies

In response to unfavorable market conditions, the Fund may make temporary investments in fixed income securities, traded infrastructure asset securities, cash or cash equivalents or other high-quality, short-term instruments. These investments may not be consistent with the Fund’s investment objective. The value of these securities may fall, for example due to market volatility, interest rate movements, perceptions of credit quality, supply and demand pressures, a change to the reference rate used to set the value of interest payments, market sentiment, or issuer default. To the extent that the Fund holds such instruments, it may be unable to achieve its investment objective.

Sustainability

Managing its portfolio for sustainable, long-term success is part of MAM’s broader responsibility to its investors, the businesses in which MAM invests, and the communities in which they operate. MAM believes the achievement of this contributes to the long-term profitability and durability of these businesses.

The investment and asset management teams are supported in their application of relevant sustainability policies and frameworks by MAM’s sustainability professionals (the “Sustainability Professionals”). The Sustainability Professionals provide specialist expertise on sustainability risks and support investment teams in harnessing sustainability opportunities across the portfolio.

For Eligible Real Assets and Infrastructure Debt, prior to investment, the results of sustainability due diligence are presented to the Investment Committee. MAM’s investment and asset management teams are supported in their application of the sustainability policy and frameworks at all stages of the investment lifecycle by the Sustainability Professionals and MAM’s risk team (the “Risk Team”).

The sustainability policy and frameworks for MAM’s investment activities across infrastructure, renewables, real estate, agriculture, transportation finance and infrastructure debt outline its responsible investment approach and provide a robust framework for embedding environmental and social risk management into its business activities.

The Liquid Investments Sub-Advisers are subject to relevant environmental, social and governance (“ESG”) policies and frameworks, which outline their approaches to the integration of sustainability factors into their investment processes, proxy voting (where applicable) and engagement with companies together with their approaches to reporting, collaboration within Macquarie Group and industry-wide engagement.

Competition

Identifying, closing and realizing attractive investments that fall within MIF US’ investment objectives is highly competitive and involves a high degree of uncertainty and is subject to market conditions. In addition, developing and maintaining relationships with joint venture partners or management teams, on which some of MIF US’ strategy depends, is highly competitive. MIF US is competing for Investments and potential joint venture partners with other investment funds, corporations, individuals, companies, financial institutions (such as investment and mortgage banks and pension funds), sovereign wealth funds and other investors. New competitors constantly enter the market, and in some cases existing competitors combine in a way that increases their strength in the market. Further, over the past several years, an ever-increasing number of investment funds have been formed (and many existing funds have grown in size) for the purpose of investing in assets and businesses similar to those which MIF US is targeting. Additional funds, entities or vehicles (including MAM-Managed Entities) with similar investment objectives have been and may be formed in the future. Some of these competitors may have more relevant experience, greater financial resources and more personnel than MIF US and Macquarie. Such competitors may make competing offers for investment opportunities that are identified, and even after an agreement in principle has been reached with a prospective portfolio company, consummating the transaction is subject to a myriad of uncertainties, only some of which are foreseeable or within the control of MIF US. It is possible that competition for appropriate investment opportunities could increase, which may also require MIF US potentially to participate in auctions more frequently. The outcome of these auctions cannot be guaranteed, thus potentially reducing the number of investment opportunities available to MIF US and potentially adversely affecting the terms, including price, upon which Investments can be made. MIF US intends to be selective in its approach to targeting Investments, and there is no guarantee that Investments meeting MIF US’ investment criteria will be available or all of MIF US’ Investments will meet such criteria. Purchasers of the Units will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding the Investments to be made by MIF US and, accordingly, will be dependent upon the judgment and ability of the General Partner and the Adviser in sourcing transactions and investing and managing the capital of MIF US. Additionally, competition for investment opportunities from other investment vehicles has increased on a global scale. Private equity and other funds are making global competition increasingly intense. There can be no assurance that the addition of new sponsors to the market will not occur, and, if it does occur, could intensify this effect. Furthermore, there can be no assurance that MIF US will be able to locate, acquire, complete and exit Investments that satisfy MIF US’ rate of return or investment objectives, or realize upon their values, or that it will be able to fully invest its committed capital. In addition, Macquarie’s investment strategies in certain Investments may depend on its ability to enter into satisfactory relationships with joint venture or operating partners. There can be no assurance that Macquarie’s current relationship with any such partner or operator will continue (whether on currently applicable terms or otherwise) with respect to MIF US or that any relationship with other such persons will be able to be established in the future as desired with respect to any sector or geographic market and on terms favorable to MIF US.

Leverage

The Fund may borrow money to fund new investments, to satisfy redemption requests from Investors, for working capital purposes, currency hedging, for the payment of organizational expenses, the Management Fee, the Performance Allocation (defined below), and/or distributions to Investors, and to otherwise provide the Fund with liquidity. The Fund may also provide guarantees or other forms of security in respect of indebtedness incurred by it. While leverage presents opportunities for increasing total returns of and providing liquidity to the Fund, it can also increase the risk profile of the Fund, the volatility of returns and create greater potential for losses. Accordingly, any event which adversely affects the value of an investment would be magnified to the extent that leverage has been employed. The cumulative effect of the use of leverage in a market that moves adversely on a leveraged investment could result in a substantial loss, which would be greater than if leverage were not used.

There can be no assurance that suitable leverage facilities will always be available and a loss of, or reduction in, the availability of leverage, such as was experienced during the global financial crisis and European sovereign debt crisis, may have the effect of causing the Fund to reduce its overall investment exposure. Terms upon which leverage facilities are available may be subject to change.

Amounts borrowed by the Fund will be subject to interest costs, which will be at the Fund’s expense, and, to the extent not covered by income attributable to the assets acquired, will adversely affect operating results. If the Fund defaults on secured indebtedness, the lender may foreclose and may be entitled to liquidate the assets pledged to secure the loan on such terms as the lender determines. As a result of any such default, the Fund could lose its entire investment in the security for such loan and Investors could suffer losses.

The Fund may make an investment using bridge financing or acquisition financing with the intention of refinancing a portion of the capital structure by using subscriptions from Investors or longer-term debt financing following the acquisition. There is no assurance that the Fund will successfully arrange such refinancing. Failure to refinance could result in increased risk and costs to the Fund, which could reduce Investors’ net returns.

The Fund may be required to maintain minimum average balances in connection with borrowings or to pay a commitment or other fee to maintain a line of credit. Either of these requirements would increase the cost of borrowing over the stated interest rate. The risk is generally associated with bonds; however, because small- and medium-sized companies and companies in the real estate sector often borrow money to finance their operations, they may be adversely affected by rising interest rates. A fund may be subject to greater risk of rising interest rates when interest rates are low or inflation rates are high or rising. In addition, a lender may terminate or not renew any credit facility. If the Fund is unable to access additional credit, it may be forced to sell, withdraw or redeem certain investments at inopportune times, which may further depress returns; however, the Fund may not be successful in its attempts to do so.

Leverage may be used more heavily by certain investment strategies, particularly during the ramp-up period. Other than borrowings incurred solely to provide interim financing prior to the receipt of capital (and not for permanent or long-term financing with respect to Portfolio Entities or Fund expenses), the Fund does not intend to incur cash borrowings if such borrowings would cause the aggregate amount of recourse indebtedness for borrowed money incurred by the Fund to exceed 30% of the Fund’s total assets, measured at the time of such borrowings. There is no limit on the amount the Fund may borrow with respect to Portfolio Entities or joint ventures, provided that such borrowing is not recourse to the Fund. During the initial ramp-up period of the Fund, its leverage may exceed the 30% target. The Fund may also exceed a leverage ratio of 30% at other times, particularly during a market downturn or in connection with a large acquisition. Additionally, the Fund may incur additional indebtedness for borrowed money that causes the leverage ratio to exceed 30% to the extent the General Partner expects at the time of each such incurrence that the leverage ratio will be reduced to less than or equal to 30% within twelve months from the date the leverage ratio initially exceeded 30%.

Term

The Fund has been established, and is expected to continue, for an indefinite period of time. As part of the Fund’s perpetual term structure, investors may request the redemption of their Units on a quarterly basis (as further discussed below). See “Item 1. Business—Redemption Program” below for more information regarding redemptions.

Emerging Growth Company

We are and will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Units that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). We cannot predict if investors will find our Units less attractive because we may rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan (the “DRIP”), pursuant to which we will automatically reinvest any distributions paid by the Fund in additional Units unless a Unitholder “opts out” (elects not to reinvest in Units). As a result, if the General Partner authorizes, and we declare, a cash distribution, then our Unitholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional Units rather than receiving the cash distribution. If a unitholder elects to opt out of the DRIP, such Unitholder will receive any distributions declared in cash.

There will be no subscription fees charged to a Unitholder for Units received pursuant to the DRIP, but the Units will incur any applicable Distribution and/or Servicing Fees.

The Units issued under the DRIP will be at a price equal to the most recently available NAV per Unit at the time the distribution is payable.

Redemption Program

In accordance with the Partnership Agreement, the Fund expects to periodically redeem up to 5% of its Units outstanding per quarter (the “Redemption Program”). Under the Redemption Program, to the extent the Fund redeems Units in any particular quarter, the Fund expects to use a purchase price equal to the NAV per Unit as of the date specified in the Redemption Program. A 5% early redemption fee will be charged by the Fund with respect to any redemption of Units from an Investor at any time prior to the day immediately preceding the one-year anniversary of the Investor’s purchase of the Units (the “Early Redemption Deduction”). The Early Redemption Deduction will be retained by the Fund and will be for the benefit of the remaining Investors.

The Fund may redeem fewer Units than have been requested in any particular quarter to be redeemed under the Redemption Program, or none at all. If a redemption offer is oversubscribed by Investors who request redemption of Units, the Fund generally will redeem a pro rata portion of the Units requested by each Investor, subject to the Fund’s ability to redeem all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the Redemption Program, as applicable. However, the Fund may, but is not obligated to, take any other action as permitted by applicable law and the Partnership Agreement, such as extending the redemption offer, if necessary, and increasing the number of Units that the Fund is offering to redeem. As a result, in any particular redemption offer, Investors requesting redemption of their Units may not have all of such Units redeemed. In addition, the Fund may redeem Units of specific Investors if, among other reasons, the General Partner determines that such redemption would be in the interest of the Fund. See “Item 1. Business—Mandatory Redemption.”

Mandatory Redemption

The Fund may require an Investor to surrender and have all or any portion of its Units redeemed at any time, on 10 days’ prior written notice, if the General Partner determines that it would be in the interest of the Fund, as approved by the Board to redeem the Units. To the extent the Fund requires the mandatory redemption of any Units of any Investor, such redemption will not be subject to the redemption limits under the Redemption Program or the Early Redemption Deduction, unless otherwise determined by the General Partner in its sole discretion and in accordance with the Partnership Agreement, and such Investor’s enrollment in the DRIP (if applicable) will be terminated as of the date of the redemption.

Employees

The Fund does not currently have any employees and does not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the General Partner, the Adviser or their affiliates pursuant to the terms of the Advisory Agreement and the Partnership Agreement. See “Item 1. Business—Advisory Agreement” and “—Partnership Agreement.”

Reporting Obligations

We make available on our website at https://funds.macquarie.com/macquarie-infrastructure-fund.html, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. Our website contains additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Annual Report.

From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding the Fund will be routinely accessible through and posted on our website.

Item 1A. Risk Factors

The purchase of Units in MIF US involves a high degree of risk that should be considered before making any investment. There can be no assurance that MIF US’ investment objectives will be achieved or that an investor will receive a return of the amount it invested. The possibility of partial or total loss of capital will exist and Unitholders must be prepared to bear capital losses that could result from investments. An investor should only invest in MIF US as a part of an overall investment strategy and only if the investor is able to withstand a total loss of its investment. The following considerations, among others, should be carefully evaluated before making an investment in MIF US, however, they should not be seen as an exhaustive list of potential risks or conflicts. Additional risks and uncertainties not currently known to MIF US also may have a negative or adverse effect, which could be material, on the performance of MIF US and the value of the Units. The order in which the risks are presented below is not intended to provide an indication of the likelihood of their occurrence or of their magnitude or significance. Prospective investors are urged to review this Annual Report carefully and in its entirety and consult with their professional advisors before investing in the Units.

Capitalized terms used but not defined in “Item 1A. Risk Factors” have the meanings given to such terms elsewhere in this Annual Report.

General Risks

An investment in the Fund involves a risk of partial or total loss of capital with no certainty of return.

All investments risk the loss of capital. The value of the Fund’s total net assets should be expected to fluctuate. To the extent that the Fund’s portfolio (including its Portfolio Entities) is concentrated in securities of a single issuer or issuers in a single sector, the risk of any investment decision is increased. The use of leverage by the Fund or any Portfolio Entities is likely to cause the Fund’s average net assets to appreciate or depreciate at a greater rate than if leverage were not used.

An investment in the Fund involves a high degree of risk, including the risk that the Investor’s entire investment may be lost. The risk of an investment in the Fund is higher than an investment in a typical bank account or fixed income investment. No assurance can be given that the Fund’s investment objective will be achieved. As such, in addition to the other risks disclosed in this Annual Report, the Fund’s performance depends upon the Adviser’s selection of Investments, the allocation of offering proceeds thereto and the performance of the Investments, including those in the MAM-Managed Entities and any Third-Party Funds.

The Fund's investment activities are affected by general economic and market conditions beyond Macquarie's control.

Market risks, including political, regulatory, market, fluctuations in the foreign exchange market, economic and social developments, and developments that impact specific economic sectors, industries or segments of the market, can affect the value and liquidity of the Investments, which may become more difficult to value. In addition, turbulence and reduced liquidity in financial markets may negatively affect managers of MAM-Managed Entities and managers of Third-Party Funds, which could adversely affect the Fund. The growth investments that the Fund has exposure to are likely to have a broad correlation with stock markets in general. Stock markets can be volatile and have the potential to fall by large amounts over short periods of time. Poor performance or losses in domestic and/or global stock markets are likely to negatively impact overall performance. Global economies and financial markets are becoming increasingly interconnected, and conditions and events in one country, region or market may adversely impact issuers in a different country, region or market. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect one industry, such as the financial services industry, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems, may spread to other industries, and could negatively affect the value and liquidity of the Investments. These risks may be magnified if certain events or developments adversely interrupt the global supply chain, and could affect companies worldwide. Recent examples include pandemic risks related to COVID-19 and the aggressive measures taken in response by governments and businesses; geopolitical risks such as those arising from Russia’s invasion of Ukraine, ongoing conflict in Iran and other parts of the Middle East and other geopolitical conflicts; and economic consequences occasioned by fiscal tightening, widespread inflation and attempts to contain it, and possible recession in various countries. Raising the ceiling on U.S. government debt has become increasingly politicized. Any failure to increase the total amount that the U.S. government is authorized to borrow could lead to a default on U.S. government obligations, with unpredictable consequences for economies and markets in the U.S. and elsewhere. On August 29, 2024, Fitch Ratings, Inc. affirmed its U.S. debt rating at AA+ with a stable outlook, and noted that “[t]he U.S. standards of governance are also below its ‘AA’ rated peers.” The impacts, if any, of the downgrade on financial markets are unknown at this time. The downgrade has potential market impacts, including steep stock market declines and rising bond yields.

The Fund has limited operating history.

The Fund has limited operating history upon which potential investors may evaluate past or future performance. Investors should draw no conclusions from the performance of any other Macquarie investments, and should not expect to achieve similar returns. Although potential Investments may have been identified as of the date of this Annual Report, not all of those Investments may close, and those that close may not be representative of future Investments made by the Fund.

The Fund's future performance may not match past results of Macquarie funds due to various factors, potentially leading to lower or different returns for Investors compared to historical performance of Macquarie funds.

The past performance of the portfolio investments of MAM-Managed Entities is not necessarily indicative of future results. With respect to unrealized or partially unrealized investments, forward-looking operating results will often be based on the judgment of the management team of the portfolio company, with adjustments to such forward-looking results made by the Adviser in its discretion. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, can have a material adverse effect on the reliability of such financial projections and the ultimate realized results could be materially different. There can be no assurance that the Fund will generate investment returns commensurate with the past performance of the investments made by MAM-Managed Entities. Among other factors, the past performance of individual portfolio investments does not reflect the management fees, performance allocation, taxes, transaction costs and other expenses to be borne by the Investors, which in the aggregate are expected to be significant.

The availability of information may be limited for certain Investments.

The Adviser and the Sub-Advisers monitor the performance of the Fund’s Investments, as well as other pertinent developments regarding the Investments. The availability of certain information, however, may be limited due to the lack of transparency associated with certain Investments or strategies.

The Fund is subject to risks associated with distribution through financial intermediaries.

The Fund will generally be distributed through wirehouses, private banks, and other financial intermediaries, rather than directly by the General Partner and/or the Adviser. Any material adverse change to the ability of the General Partner and/or the Adviser to build and maintain a network of licensed securities broker-dealers, financial intermediaries and other agents could have a material adverse effect on the Fund’s business and the offering. If the General Partner and/or the Adviser is unable to build and maintain a sufficient network of participating broker-dealers and financial intermediaries to distribute Units in the issuance, the Fund’s ability to raise proceeds through the issuance and implement the Fund’s investment strategy may be adversely affected. Further, the participating distributors retained by the General Partner and/or the Adviser may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as the Fund, which they may elect to emphasize to their retail clients. This may further adversely impact the ability of the Fund to raise capital and therefore its ability to implement the investment strategy of the Fund.

Any personnel of the General Partner and the Adviser involved in offering Units are acting for the Adviser and not acting as investment, tax, financial, legal or accounting advisors to potential investors in connection with the offering of the Units. Potential investors must independently evaluate the offering and make their own investment decisions. Intermediaries that solicit prospective investors on behalf of the Fund are subject to a conflict of interest because they will be compensated by the Fund, relevant Unitholders and/or the Adviser in connection with their solicitation activities (including through subscription fees, servicing fees or otherwise). Such intermediaries may have an incentive in promoting the acquisition of Units in the Fund in preference to products with respect to which they receive a smaller fee. Prospective investors should take the existence of such fees and other compensation into account in evaluating an investment in the Fund.

The Fund is subject to liquidity requirements.

The Fund will have significant liquidity requirements, and adverse market and economic conditions may adversely affect the Fund’s sources of liquidity, which could adversely affect the Fund’s business operations in the future. The Fund expects that it will require liquidity to meet various obligations, including, without limitation, to:

•
redeem the Fund’s Units in connection with any redemptions of Units;
•
grow the Fund’s Investments, including by acquiring new portfolio companies and otherwise supporting the Fund’s existing portfolio companies;

•
service debt obligations including the payment of obligations at maturity, on interest payment dates or upon redemption, as well as any contingent liabilities, including from litigation, that may give rise to future cash payments;
•
fund cash operating expenses and contingencies, including for litigation matters; and
•
pay any cash distributions, if any, and to the extent Unitholders have terminated their participation in the DRIP.

These liquidity requirements may be significant and if the Fund is unable to maintain sufficient liquidity, it may be unable to meet such obligations. To the extent a Unitholder represents a disproportionate percentage of the Fund, it may take several quarters (or years) for such Unitholder to achieve full liquidity of its interest, and such liquidation may strain or exhaust the Fund’s available cash, limiting such Unitholder’s ability to achieve liquidity (or requiring asset sales to give effect thereto) and also limiting the Fund’s ability to make new investments. In the event that the liquidity requirements were to exceed available liquid assets of the Fund, the Fund may increase its indebtedness or be forced to sell assets, including where doing so will negatively impact the Fund’s returns. Because the General Partner is incentivized to meet the Fund’s redemption requests, the General Partner may determine whether to liquidate Investments or use available cash to fund redemption requests in situations where it otherwise would not, including in situations where it believes that doing so will negatively impact the Fund’s returns.

In addition, credit facilities that the Fund enters into with Macquarie and third-party lenders may contain covenants that limit the Fund’s ability to redeem Units and may obligate the Fund to pledge some or all of its assets, including liquid assets, for the benefit of such lenders, which would further pressure the Fund’s liquidity needs. Furthermore, in addition to capital needs for pursuing new investment opportunities, the Fund’s commitments to its portfolio companies may also require significant cash outlays over time, and there can be no assurance that the Fund will be able to generate sufficient cash flows from sales of Units to Unitholders or other sources to meet such needs. Failure to meet such needs could adversely affect the Fund and/or such portfolio companies (including by diluting the Fund interests in such portfolio companies relative to other participants therein). As a result, the Fund may hold cash or cash-equivalent investments for longer or in larger quantities than it otherwise might want to in order to meet such liquidity requirements, which could be dilutive to overall portfolio returns.

Additionally, the Fund’s continuous monthly private offering is expected to create a need to deploy potentially large amounts of capital quickly. If the General Partner or Adviser have difficulty identifying and purchasing suitable investment opportunities on attractive terms, there could be a delay between the time the Fund receives net proceeds from the sale of Units, the disposition of other portfolio investments, or other sources, and the time the Fund uses such liquid proceeds to acquire new investments or deploy into existing portfolio companies. Such a delay in deployment would result in the Fund holding cash or cash-equivalent investments for longer or in larger quantities than it otherwise might want to, which could be dilutive to overall portfolio returns. This could cause a substantial delay in the time it takes for the Fund’s Investment to realize its full potential return. While a portion of the Fund’s liquid portfolio will be invested in cash equivalent securities alongside other MAM-Managed Entities, cash may also be held in an account for the benefit of the Unitholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees.

It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into portfolio companies will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event the General Partner fails to timely utilize the net proceeds of sales of the Fund’s Units or does not deploy sufficient capital to meet the Fund’s targeted leverage, the Fund’s results of operations and financial condition may be adversely affected.

Redemptions of Units may be limited.

The Fund has implemented the Redemption Program in which it allows for redemption of Units on a quarterly basis up to 5% of Units outstanding (by number of Units) as of the close of the previous calendar quarter. Subject to limited exceptions, any redemption request of Units that have not been outstanding for at least one year will be subject to an Early Redemption Deduction of 5% of the value of the applicable NAV of the Units being redeemed. The one-year holding period is measured as of the subscription closing date immediately following the prospective redemption date.

There can be no assurance that any such redemption requests will be satisfied within any particular period of time. The General Partner may amend or suspend the Redemption Program if in its reasonable judgment it deems such action to be in the Fund’s best interest and the best interest of Unitholders, including, but not limited to, regulatory or structuring reasons or as necessary to ensure that the Fund is not subject to tax as a corporation. As a result, Unit redemptions may not be available each quarter, such as when a redemption would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the Redemption Program, in each case as determined by the General Partner in its sole discretion. See “Item 1A. Risk Factors—Potential Conflicts of Interest” below. The Fund has no obligation to redeem Units, including if the redemption would violate federal law or Delaware law, including restrictions on distributions thereunder.

If the General Partner determines to redeem some but not all of the Units submitted for redemption during a given quarter, Units submitted for redemption during such quarter will be redeemed on a pro rata basis (based on NAV) after the Fund has redeemed all Units for which redemption has been requested due to death, qualifying disability, divorce or adjudicated incompetence of a Unitholder and other limited exceptions.

Unsatisfied redemption requests will not be automatically carried over to the next redemption period. In order for a redemption request to be reconsidered, Unitholders must resubmit their redemption request in the next quarterly redemption period, or upon the recommencement of the Redemption Program, as applicable. Withdrawals from the Fund outside of the Redemption Program will not be permitted except in extraordinary and very limited circumstances that are set out in the Partnership Agreement, where the continued involvement of the Unitholder with the Fund creates a material adverse effect in respect of the Fund, the General Partner, the Adviser, any portfolio company, or any of their affiliates or for the Unitholder in certain limited circumstances.

Class E Unitholders have access to more information regarding Macquarie, the Fund and the Fund’s Investments that is not available to the Unitholders generally. Such access to information could cause Class E Unitholders to make redemption decisions which may exacerbate liquidity needs in scenarios where the performance of the Fund’s Investments is expected to decline, and the General Partner may act in its own interest when determining whether to effect a redemption of Class E Units. There can be no assurances that the General Partner will not achieve liquidity ahead of the other Unitholders, and that such Unitholders’ investment returns will not be lower as a result.

Adverse economic conditions in the U.S. or globally may increase redemption requests from Unitholders, which could force the Fund to sell assets at unfavorable times.

Substantial redemption requests could be triggered by a number of events, including, without limitation, unsatisfactory performance, events in the markets, significant change in personnel or management of Macquarie, legal or regulatory issues that investors perceive to have a bearing on the Fund or the Adviser, or other events. Actions taken to meet substantial redemption requests from the Fund (as well as similar actions taken simultaneously by investors of any other MAM-Managed Entities) could result in prices of securities and other assets held by the Fund decreasing and in Fund Expenses increasing (e.g., transaction costs and the costs of terminating agreements). The overall value of the Fund also may decrease because the liquidation value of certain assets may be materially less than their cost or mark-to-market value. The Fund may be forced to sell its more liquid investments, which may cause an imbalance in the portfolio that could have a material adverse effect on the remaining Unitholders. Even if the General Partner decides to satisfy all outstanding redemption requests, the Fund’s cash flow could be materially adversely affected. In addition, if the General Partner determines to liquidate certain of the Fund’s holdings to satisfy redemption requests, it may not be able to meet future redemption requests. Substantial redemptions could also significantly restrict the Fund’s ability to obtain financing or transact with derivatives counterparties needed for its investment strategies, which would have a further material adverse effect on the Fund’s performance. If the Fund experiences significant redemption requests, it may not be able to accomplish its objectives and may dispose of its Investments at a disadvantageous time (resulting in Unitholders not having their capital invested and / or deployed in the manner originally contemplated or Investments being sold at a loss). There can be no certainty regarding the Fund’s ability to consummate investments, restructuring or exit opportunities after substantial redemptions. In addition, if the Fund determines to sell assets to satisfy redemption requests, it may not be able to realize the return on such assets that it may have been able to achieve had it sold at a more favorable time, and the Fund’s results of operations and financial condition, including, without limitation, the breadth the Fund’s portfolio by property type and location, could be materially adversely affected. The Fund intends to fund redemption requests by payment of cash and expects to fund cash payments from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds and the sale of its assets, and the Fund has no limits on the amounts it may fund from such sources. In an effort to have adequate cash available to support the Redemption Program, the Fund may reserve borrowing capacity under an unsecured line of credit with Macquarie, one of its affiliates or other entities for any such purpose. The Fund could then elect to borrow against this line of credit in part to satisfy payment of redemption requests in cash during periods when the Fund does not have sufficient proceeds from operating cash flows or the sale of Units in this continuous offering to fund all redemption requests in cash. If the Fund determines to obtain a line of credit, the Fund expects that it would afford the Fund borrowing availability to fund redemptions.

Unitholders may be subject to compulsory redemption.

The General Partner may require a Unitholder to surrender and have all or any portion of its Units redeemed at any time, if the General Partner determines that it would be in the best interest of the Fund to redeem such Unitholder’s Units. To the extent the Fund requires the compulsory redemption of any Units of any Unitholder, such redemption may not be subject to the redemption limits under the Redemption Program or the Early Redemption Deduction, unless otherwise determined by the General Partner in its sole discretion.

There are no public markets for the units, and none is expected to develop.

An investment in the Fund is likely to be a long-term commitment. Units have not been registered under the Securities Act, the securities laws of any U.S. state or the securities laws of any other jurisdiction, and, therefore, cannot be resold unless they are subsequently registered under the Securities Act and any other applicable securities laws, or unless an exemption from such registration is available. It is not contemplated that registration of the Units under the Securities Act or other securities laws will ever be effected. There is no public market for the Units, and none is expected to develop. Each Unitholder will be required to represent that it is a “qualified purchaser” (as defined in the 1940 Act and rules thereunder) and “accredited investor” (as defined in Rule 501 of Regulation D under the Securities Act), and that it is acquiring its Units for investment purposes and not with a view towards resale or distribution. Except by operation of law, a Unitholder will not be permitted to assign, sell, exchange or transfer any of its interest, rights or obligations with respect to its Units except as permitted under the Partnership Agreement. The General Partner may refuse such requested transfer for certain reasons. Therefore, redemption of Units by the Fund will likely be the only way for a Unitholder to dispose of its Units. It is uncertain as to when profits, if any, will be realized by a Unitholder and if such Unitholder will realize profits from the Fund prior to the Fund redeeming its Units. Whether the Fund has sufficient liquidity to meet a Unitholder’s request for redemption will be determined by the General Partner. The Fund will not be obligated to liquidate any asset in order to meet redemption requests and because of the illiquid nature of holdings in Portfolio Entities, the Fund may not have sufficient cash flow to meet redemption requests at any given time. See — “The Fund is subject to liquidity requirements.” If the General Partner determines there is insufficient liquidity to meet redemption requests under the Redemption Program, such requests will be delayed until the General Partner determines there is sufficient liquidity, and such delay may be significant. In addition, there are substantial restrictions upon the redemption of Units under the Partnership Agreement.

Distributions by the Fund are at the sole discretion of the General Partner.

The Fund may declare distributions from time to time as authorized by the General Partner. Any distributions the Fund makes are at the discretion of the General Partner. Distributions to Unitholders will be made only if, as and when declared by the Fund, and only to the extent that Unitholders have terminated their participation in the DRIP. In addition, some of the distributions may include a return of capital. The Fund cannot make assurances as to when or whether cash distributions will be made to Unitholders, the amount of any such distribution, or the availability of cash for any such distribution, since the ability to make distributions will be dependent upon the cash flow, capital raising, financial condition and other factors relating to the Fund’s portfolio companies. Such factors include the ability to generate sufficient cash from operations to pay expenses, service debt and to satisfy other liabilities as they come due. Furthermore, the General Partner, in its sole discretion, may use or set aside cash for working capital purposes, or for the funding of present or future reserves or contingent liabilities, taxes, the Fund’s operating activities, or the actual or anticipated Management Fee. If the Adviser determines that all or any portion of net capital event proceeds are not necessary for ongoing expenses (including debt payments and fees), anticipated acquisitions, capital expenditures and reserves, such amounts may be used to satisfy redemption requests at the Adviser’s discretion. Accordingly, the payment of cash distributions is subject to the discretion of the Adviser. Neither the Adviser nor any of its respective affiliates is obligated to support or guarantee any level of distributions. In addition, because the Adviser does not charge a Management Fee on and the General Partner does not receive a Performance Allocation for Class E Units, the per-Unit amount of distributions on the Class E Units could be higher compared to Units of other Classes. The Fund may not generate sufficient cash flow from operations to fully fund distributions to Unitholders (to the extent the Fund makes a distribution at all), particularly during the early stages of the Fund’s operations. Therefore, the Fund may fund distributions to its Unitholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales of Units). The extent to which the Fund pays distributions from sources other than cash flow from operations will depend on various factors, including the extent to which the Adviser elects to receive its Management Fee in Units and the General Partner elects to receive distributions on its Performance Allocation in Units, how quickly the Fund invests the proceeds from this and any future offering and the performance of its Investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the offering will result in the Fund having less funds available to acquire Investments. As a result, the return Unitholders realize on their investments may be reduced. Doing so may also negatively impact the Fund’s ability to generate cash flows. Likewise, funding distributions from the sale of additional Units will dilute Unitholders’ Units in the Fund on a percentage basis and may impact the value of Unitholders’ Units especially if the Fund sells these Units at prices less than the price Unitholders paid for their Units. The Fund may be required to continue to fund its regular distributions from a combination of some of these sources if the Fund’s Investments fail to perform, if expenses are greater than the Fund’s revenues or due to numerous other factors. The Fund has not established a limit on the amount of its distributions that may be paid from any of these sources.

The Fund may also defer operating expenses or pay expenses (including the fees of the Adviser or distributions to the Recipient entitled to receive the Performance Allocation) with Units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect the Fund’s operations and reduce the future return on a Unitholder’s investment. The Fund may redeem Units from the Adviser or the recipient entitled to receive the Performance Allocation shortly after issuing such Units as compensation. The payment of expenses in Units will dilute a Unitholder’s ownership interest in the Fund’s portfolio of assets. There is no guarantee any of the Fund’s operating expenses will be deferred and the Adviser and the General Partner are under no obligation to receive future fees or distributions in Units and may elect to receive such amounts in cash.

To the extent the Fund borrows funds to pay distributions, it would incur borrowing costs, and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact the Fund’s ability to pay distributions in future periods, decrease the Fund’s NAV, decrease the amount of cash the Fund has available for operations and new investments and adversely impact the value of its investment. The General Partner could be incentivized to borrow (whether from a net asset value credit facility of the Fund or otherwise) for distributions as it will result in the General Partner receiving its Performance Allocation earlier than it would otherwise. Such borrowings also increase the Fund’s leverage without any corresponding acquisition of assets.

There may be differing performance among Unitholders.

Performance for individual Unitholders may vary from the Fund’s overall performance and from the performance of other Unitholders as a result of the timing of a Unitholder’s admission to the Fund, the redemption or increase of any part of a Unitholder’s Units in the Fund and the Class in which they invest (including as a result of different fee structures among the Classes). The conflicting interests of individual Unitholders may relate to, or arise from, among other things, the nature of investments made by the General Partner, the structuring or the acquisition of investments and the timing of disposition of investments and could result in better performance for one Unitholder when compared to another. For example, each Unitholder could be required to bear the costs of investment structures that solely benefit one or more other Unitholders or which disproportionately benefit other Unitholders (including the Adviser and its affiliates), worsening their performance while improving the performance of other Unitholders (including the Adviser and its affiliates).

Investors’ ability to have Units redeemed is limited and at times Investors may not be able to liquidate their investments.

To provide liquidity to Investors, the Fund expects to, from time to time, redeem Units pursuant to written requests by Investors. There will be a substantial period of time between the date as of which Investors must submit a request to have their Units redeemed and the date that such Units are valued and that they can expect to receive payment for their Units from the Fund. The Fund may hold back up to 5% of redemption proceeds until after the completion of the Fund’s audit for the fiscal year in which the applicable redemption is effected. Investors whose Units are accepted for redemption bear the risk that the Fund’s NAV may fluctuate significantly between the time that they submit their redemption requests and the date as of which such Units are valued for purposes of such redemption.

The Fund is not able to guarantee liquidity to Investors through redemptions, as the Fund may be limited in its ability to liquidate its holdings in Portfolio Entities to meet redemption requests. Redemptions principally will be funded by cash, cash equivalents or borrowings, as well as by the sale of certain liquid securities. Accordingly, the Fund may need to suspend or postpone redemptions if it is required to dispose of interests in Portfolio Entities or other Investments and is not able to do so in a timely manner.

The Fund may be required to liquidate portfolio holdings earlier than the Adviser would have desired in order to meet redemption requests. Such necessary liquidations may potentially result in losses to the Fund, and may increase the Fund’s investment related expenses as a result of higher portfolio turnover rates. If the Fund borrows to finance redemptions, interest on that borrowing will negatively affect Investors who do not request redemption of their Units by increasing the Fund’s expenses and reducing any net investment income.

Substantial requests for the Fund to redeem Units could require the Fund to liquidate certain of its Investments more rapidly than otherwise desirable for the purpose of raising cash to fund the redemptions. This could have a material adverse effect on the value of the Units. In addition, substantial redemptions of Units may decrease the Fund’s total assets and accordingly may increase its expenses as a percentage of average net assets. Finally, actions undertaken to obtain cash to fund a redemption may lead to the recognition of taxable income or gain for Investors that is disproportionately large to their participation (if any) in the applicable redemption. If Investors request redeeming their Units in an amount that exceeds the 5% quarterly limitation in any calendar quarter, the Fund may redeem a pro rata portion of the Units requested for redemption.

Prospective Investors will not know the NAV per Unit of their investment until after their subscription has been accepted.

Prospective Investors will not know the NAV per Unit of their investment until after their subscription has been accepted. Prospective Investors will be required to subscribe for a dollar amount, and the number of Units that such Investor receives will subsequently be determined based on the Fund’s NAV per Unit as of the end of the month immediately before such prospective Investor’s subscription is accepted by the Fund (e.g., a subscription for Units accepted by the Fund on September 1 of a calendar year will be based upon the NAV as of August 31 of that year, which NAV will generally not be available until around September 28 of that year). Prospective Investors will learn of such NAV and the corresponding number of Units represented by their subscription after the Fund publishes the NAV per Unit.

Evolving regulations, including potential impacts from the Dodd-Frank Act, may increase scrutiny, impose new restrictions and create uncertainty for the private fund industry, adversely affecting the Fund's operations and performance.

Legal and regulatory changes that could occur may substantially affect the Fund and its Investments and such changes may adversely impact the performance of the Fund. The regulation of the U.S. and non-U.S. securities and futures markets has undergone substantial change in recent years and such change may continue. Greater regulatory scrutiny may increase the Fund’s and the Adviser’s exposure to potential liabilities. Increased regulatory oversight also can impose administrative burdens and costs on the Fund and the Adviser, including, without limitation, responding to examinations or investigations and implementing new policies and procedures.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and related regulatory developments established financial oversight standards and resulted in significant revisions to the U.S. financial regulatory framework and the operation of financial institutions. The Dodd-Frank Act includes provisions regarding, among other things, the comprehensive regulation of the over-the-counter derivatives market, the identification, monitoring and regulation of systemic risks to financial markets and the regulation of proprietary trading and investment activity of banking institutions. The continued implementation of the Dodd-Frank Act and other similar and follow-on regulations could affect, among other things, financial consumer protection, proprietary trading, registration of investment advisers and the trading and use of derivative instruments and, therefore, could adversely affect the Fund and its Investments. There can be no assurance that such regulation will not have a material adverse effect on the Fund and its Investments and no assurance that it will not increase transaction, operations, legal or regulatory compliance costs, significantly reduce the profitability of the Fund or impair the ability of the Fund to achieve its investment objective.

As of the date hereof, there is uncertainty with respect to legislation, regulation and government policy at the federal, state and local levels, notably as respects U.S. fiscal, tax, trade, healthcare, energy, immigration, foreign and government regulatory policy. Recent events have created a climate of heightened uncertainty and introduced difficult-to-quantify macroeconomic and geopolitical risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, tax rates, inflation, energy costs, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the White House implements additional changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, the U.S. regulatory environment, corporate taxes, inflation, healthcare, unemployment and immigration, among other areas. Until any additional policy changes are finalized, it cannot be known whether Investments or future investments may be positively or negatively affected, or the impact of continuing uncertainty.

The Fund's reliance on the 1940 Act exclusion requires compliance with specific conditions, and any change in its status under the 1940 Act may necessitate adjustments to its operations or structure that potentially increase costs and expenses.

The Fund relies upon the exclusion from the definition of “investment company” set out in Section 3(c)(7) of the 1940 Act. Reliance on Section 3(c)(7) of the 1940 Act requires, among other things, that each purchaser be a “qualified purchaser.” A “qualified purchaser,” as such term is defined in the 1940 Act, including the rules and regulations thereunder, includes a natural person who owns not less than $5 million in investments or a company, acting for its own account or the accounts of other qualified purchasers, that owns and invests on a discretionary basis not less than $25 million in investments, and certain trusts. The Fund’s subscription documents and Partnership Agreements contain representations and restrictions on transfer designed to assure that the foregoing conditions are met. Further, the Fund has operated and intends to continue to operate such that neither the Fund nor any Parallel Funds nor other similar funds will be required to register as investment companies under the 1940 Act.

While not currently expected, in light of the Fund’s perpetual structure, in the future, the General Partner may determine in its sole discretion for the Fund to seek to: (i) rely on a different exclusion from the definition of “investment company” under the 1940 Act; (ii) register as an investment company under the 1940 Act; or (iii) elect to be regulated as a business development company under the 1940 Act.

If the Fund were to rely on a different exclusion from the definition of “investment company” under the 1940 Act, it is possible a change in the value of the Fund’s assets could cause the Fund to fall within the definition of “investment company” inadvertently. As a result, the Fund may need to structure its holdings and business operations in a different manner, including restricting or limiting the scope of its operations or the types of acquisitions that it may make, modifying its organizational structure and tax treatment, or acquiring or disposing of assets that it might not have otherwise. The Fund may incur additional costs and expenses and be subject to increased regulatory scrutiny as a result of such a change. Specifically, if the General Partner were to structure the Fund’s holdings and business operations in such a manner that in the future it does not meet the definition of an “investment company” set out in Section 3(a)(1) of the 1940 Act, it is expected that the Fund’s assets would primarily consist of majority-controlled Portfolio Entities or general partner or co-general partner interests in joint ventures (that in turn hold majority or primary control of Portfolio Entities). It is expected these joint ventures would generally be alongside MAM-Managed Entities) and in cases where the Fund is a co-general partner of the joint venture, a MAM-Managed Entity may be the other co-general partner. In such cases the relative economic interests of the co-general partners are expected to vary from joint venture to joint venture and such MAM-Managed Entity may have certain governance rights that do not correspond with their economic interests on a pro rata basis.

Any adjustment in the Fund’s business strategy, assets, tax treatment or other matters related to a change in the Fund’s treatment under the 1940 Act could negatively impact the value of the Units. If we are required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters.

Compliance with the 1940 Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our Investors.

Enhanced scrutiny and potential new regulation of the private equity industry may raise costs, divert resources and reduce Fund returns.

The Fund’s ability to achieve its investment objectives, as well as the ability of Macquarie to conduct its operations, is based on laws and regulations, which are subject to change through legislative, judicial, or administrative action and could be adversely affected by future legislative, judicial, or administrative action. There has been significant discussion recently regarding enhanced governmental scrutiny and increased regulation of the private investment fund and financial services industries. In the aftermath of the global financial crisis in 2008, there have been unprecedented legislative and regulatory actions taken by numerous governments and their agencies. This enhanced oversight and regulation, and the need for additional rulemaking by various governmental bodies, has created uncertainty in the financial markets, including the private fund industry. Many of the regulators to which the Fund, the Adviser, the General Partner, or their respective affiliates are expected to be subject globally, including governmental agencies and self-regulatory organizations, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses or members. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against any of the Fund, the Adviser, the General Partner or their respective affiliates were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm the Fund, the Adviser, the General Partner or their respective affiliates’ reputations, which may adversely affect the Fund’s investment performance by hindering its ability to obtain favorable financing or consummate a potentially profitable investment. In light of the heightened regulatory environment in which Macquarie operates and the ever-increasing regulations applicable to private investment funds and their investment advisers, it has become increasingly expensive and time-consuming for Macquarie and its affiliates to comply with such regulatory reporting and compliance-related obligations. Any further increases in the regulations applicable to private investment funds generally or the Fund, the Adviser or the General Partner in particular may result in increased expenses associated with the Fund’s activities and additional resources of Macquarie being devoted to such regulatory reporting and compliance-related obligations, which may reduce overall returns for investors in the Fund or have an adverse effect on the ability of the Fund to effectively achieve its investment objectives. Increased reporting, registration and compliance requirements may divert the attention of personnel and the management teams of the Adviser and may furthermore place the Fund at a competitive disadvantage to the extent that Macquarie is required to disclose sensitive business information.

Additionally, the SEC has proposed and enacted significant rules that will impact the business of the Fund. In particular, the SEC has adopted a number of new rules that impose significant changes on private fund advisers and their management of private funds, and the SEC is expected to propose or adopt additional rules in the future. Such current and future rulemaking is expected to materially impact the Fund and its Investments. In addition, the Fund is expected to bear significant increased costs as a result of such enacted and proposed rules, including costs related to investor reporting and disclosures. Significant time and resources are expected to be required to comply with the new regulations, which potentially will detract from the time and resources dedicated to the Fund. Certain rules are or may become subject to legal challenge from private fund industry groups and others, and to the extent such legal challenges are successful, investors will not be afforded some or all of the protections provided by these rules.

The Fund, the General Partner, the Adviser, Macquarie or any of their affiliates may be subject to SEC examinations and investigations that result in sanctions and adverse publicity.

There can be no assurance that the Fund, the Adviser, the General Partner or any of their affiliates will avoid regulatory examination and possibly enforcement actions in the future. Recent SEC enforcement actions and settlements involving U.S.-based private fund advisers have involved a number of issues, including, among others, failure to update Form ADV to report delivery of audited financial statements and the undisclosed (or insufficient disclosure of) allocation of fees, costs and expenses, including those related to co-investment transactions (i.e., the allocation of deal expenses). Although Macquarie believes certain practices related to the foregoing and other general practices have been common historically among private fund advisers within the U.S. private funds industry, if the SEC or any other governmental authority, regulatory agency or similar body were to take issue with past or future practices of Macquarie, then Macquarie and its affiliates may be at risk for regulatory sanction. Even if an investigation or proceeding did not result in a sanction or the sanctions imposed against Macquarie were small in monetary amount, the Fund, the Adviser, the General Partner or their respective affiliates may be subject to adverse publicity relating to the investigation, proceeding or imposition of any such sanction. Any such investigations could be costly, distracting and time-consuming for Macquarie management. There is also a risk that regulatory agencies in the United States and beyond will continue to adopt new laws or regulations (including tax laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations.

Neither the Fund, the General Partner nor the Adviser are subject to certain regulatory oversight.

The Fund is not registered, and does not intend to register, as an investment company under the 1940 Act or similar laws of any other country or jurisdiction and, accordingly, the provisions of the 1940 Act will not be applicable to the Fund.

In addition, neither the General Partner nor the Adviser is registered as a broker-dealer under the Exchange Act or with the Financial Industry Regulatory Authority (“FINRA”) and, consequently, neither the General Partner nor the Adviser is subject to the record-keeping and specific business practice provisions of the Exchange Act and the rules of the FINRA, although the Fund will be subject to FINRA rules governing retail communications, which are subject to higher scrutiny. However, the Adviser is a registered investment adviser under the Advisers Act, and, consequently, is subject to the record-keeping, disclosure and other fiduciary obligations specified in the Advisers Act.

Investors will bear multiple levels of fees and expenses.

An Investor in the Fund meeting the eligibility conditions imposed by the MAM-Managed Entities in which the Fund may invest or any Third-Party Funds, including minimum initial investment requirements that may be substantially higher than those imposed by the Fund, could invest directly in those funds. In addition, by investing through the Fund, in addition to bearing a portion of the Management Fee, the Performance Allocation and other expenses of the Fund, an Investor in the Fund also will indirectly bear a portion of the asset-based fees, incentive allocations, carried interests or fees and operating expenses borne by the Fund as an investor in those MAM-Managed Entities or any Third-Party Funds (subject to the limited Management Fee reduction described below). In addition, to the extent that the Fund invests in a MAM-Managed Entity or a Third-Party Fund that is itself a “fund of funds,” the Fund will bear a third layer of fees. Each Third-Party Fund manager or MAM-Managed Entity manager receives any incentive-based allocations to which it is entitled irrespective of the performance of the other MAM-Managed Entities, the Third-Party Funds and the Fund generally. As a result, a MAM-Managed Entity or a Third-Party Fund with positive performance may receive compensation from the Fund, even if the Fund’s overall returns are negative. The operating expenses of a MAM-Managed Entity or a Third-Party Fund may include, organizational and offering expenses; the cost of investments, including broker-dealer expenses; administrative, legal and internal and external accounting fees; research and other diligence-related expenses; and extraordinary or non-recurring expenses (such as litigation or indemnification expenses). It is difficult to predict the future expenses of the Fund.

Investors may experience dilution.

The Fund may accept additional purchases of Units as of the first Business Day of each calendar month. Additional purchases will dilute the indirect interests of existing Investors in the Fund’s portfolio securities prior to such purchases, which could have an adverse impact on the existing Investors’ interests in the Fund if subsequent investments underperform the prior investments.

Valuations of Investments are estimates of fair value and may not necessarily correspond to realizable value.

The Adviser has general responsibility for determining, in accordance with the Valuation Procedures, the value of the Investments. The Fund may make Investments in, or receive as proceeds, assets for which it is difficult or impossible to obtain an accurate independent valuation (including, without limitation, due to the absence of readily ascertainable market values and comparables, and limited sources of useful valuation information). Assets will be valued pursuant to the Valuation Procedures. However, this involves a degree of judgment and may not always prove accurate. Such valuations may not reflect the price that the Fund would have received had their Investments actually been liquidated. There can therefore be no assurance that the valuations will, in fact, represent the actual value of the Investments or the amounts that could at such time, or may ultimately, be realized with respect to the Investments.

Due to such uncertainty as to valuation, Investors who redeem their Units at any given time may receive a redemption price that may reflect a NAV that is substantially greater or lesser than that which they would have obtained had the Fund actually been liquidated as of such date, with such disparity accruing to the benefit or detriment of Investors who did not obtain the redemption of their Units at such time. Similarly, Investors that are issued new Units at any given time may receive a greater or lesser number of Units for their respective contributions if the NAV is substantially greater or lesser than the Fund’s actual liquidation value as of such date. Any Investors that are issued new Units may be required to bear liabilities incurred by the Fund, MAM-Managed Entities or Third-Party Funds prior to the date of their respective admissions to the Fund. If a number of existing Investors redeem all or a portion of their Units, such liabilities may concentrate and become significant.

Instances of fraud and other deceptive practices committed by the management of certain underlying assets may undermine due diligence efforts with respect to such assets, and if such fraud is discovered, negatively affect the valuation of the Fund’s investment. In addition, when discovered, financial fraud may contribute to overall market volatility which can negatively impact the Fund’s investment program.

The MAM-Managed Entities in which the Fund may invest and Third-Party Funds may invest in certain securities and other financial instruments that do not have readily ascertainable market prices, and will be valued by their respective managers. In this regard, such MAM-Managed Entities and Third-Party Funds may face a conflict of interest in valuing the securities, as their value may affect such MAM-Managed Entities’ and Third-Party Funds’ compensation or their ability to raise additional funds. As part of its process for evaluating such MAM-Managed Entity or Third-Party Fund for purchase, the Adviser may review such funds’ valuation process and related controls; however, no assurances can be given regarding the valuation methodology or the sufficiency of systems utilized by such MAM-Managed Entities or Third-Party Funds, the accuracy of the valuations provided by the MAM-Managed Entities or Third-Party Funds, that the MAM-Managed Entities or Third-Party Funds will comply with their own internal policies or procedures for keeping records or making valuations, or that such MAM-Managed Entities’ or Third-Party Funds’ policies and procedures and systems will not change without notice to the Fund. As a result, valuations of the securities may be subjective and could prove in hindsight to have been wrong, potentially by significant amounts. Moreover, the Adviser may not have sufficient information in order to be able to confirm or review the accuracy of valuations provided by such MAM-Managed Entities or Third-Party Funds.

A MAM-Managed Entity’s or a Third-Party Fund’s information could be inaccurate due to fraudulent activity, mis-valuation or inadvertent error. In any case, the Fund may not uncover errors for a significant period of time, if ever. Even if the Adviser elects to cause the Fund to sell, withdraw or redeem its interests in such MAM-Managed Entity or Third-Party Fund, the Fund may be unable to sell, withdraw or redeem such interests quickly, if at all, and could therefore be obligated to continue to hold such interests for an extended period of time. In such a case, the MAM-Managed Entity or Third-Party Fund’s valuations of such interests could remain subject to such fraud or error, and the Adviser may discount the value of the interests or value them at zero.

Investors should be aware that situations involving uncertainties or errors as to the valuations by MAM-Managed Entities and Third-Party Funds could have a material adverse effect on the Fund if the Third-Party Funds’ managers, the Adviser’s or the Fund’s judgments regarding valuations should prove incorrect. Persons who are unwilling to assume such risks should not make an investment in the Fund.

The valuation methodologies used to value Investments may change over time and have subjective elements.

The valuations reported by the Portfolio Entities based upon which the Fund determines its month-end NAV and the NAV of each class of Units may be subject to later adjustment or revision. For example, fiscal year-end NAV calculations of the Portfolio Entities may be revised as a result of audits by their independent auditors. Other adjustments may occur from time to time. Because such adjustments or revisions, whether increasing or decreasing the NAV of the Fund at the time they occur, relate to information available only at the time of the adjustment or revision, the adjustment or revision may not affect the amount of the redemption proceeds of the Fund received by Investors who had their Units redeemed prior to such adjustments and received their redemption proceeds, subject to the ability of the Fund to adjust or recoup the redemption proceeds received by Investors under certain circumstances as described in the Partnership Agreement. As a result, to the extent that such subsequently adjusted valuations from the Portfolio Entities adversely affect the Fund’s NAV, the value of the outstanding Units may be adversely affected by prior redemptions to the benefit of Investors who had their Units redeemed at a NAV higher than the adjusted amount. Conversely, any increases in the NAV resulting from such subsequently adjusted valuations may be entirely for the benefit of the outstanding Units and to the detriment of Investors who previously had their Units redeemed at a NAV lower than the adjusted amount. The same principles apply to the purchase of Units. New Investors may be affected in a similar way.

Valuations are difficult in rapidly changing markets.

Investing in highly volatile environments presents certain inherent risks, including reduced market liquidity, reduced price transparency and less certainty in core assumptions in respect of a particular investment or an investment strategy as a whole. While such investment environments provide the opportunity for significant returns, they also present significant risks, many of which cannot be predicted, managed or hedged against. If the Adviser fails to identify or adequately value potential risks or changes, the Fund may invest at a valuation that is not commensurate with the risk profile of a particular investment or where the Fund would otherwise not invest were more accurate information available, resulting in reduced returns or a complete or partial loss of capital. There can be no assurance that the Adviser will accurately identify all potential considerations that may adversely affect the performance of any one or more of the Fund’s investments or investment strategies.

The Fund’s Valuation Procedures may differ in certain respects from accounting principles generally accepted in the United States of America (“GAAP”) and varying accounting standards, particularly in less developed countries, may limit the accuracy and reliability of financial information.

The Fund intends to use GAAP for the calculation of the Fund’s net asset value for financial reporting purposes, the valuation of the Investments and the establishment of the Fund’s audited annual report. The calculation of the Fund’s transactional NAV for purposes of subscriptions, redemptions, calculation of Management Fee and the Performance Allocation and other purposes described herein (including with respect to the calculation of Organizational and Offering Expenses and servicing fees) will be made in accordance with the methodology set forth in the Fund’s Valuation Procedures, which may differ in certain respects from the methodology required pursuant to GAAP. The Fund’s accounting standards may not correspond to the accounting standards of other underlying entities, resulting in different financial information appearing on their respective financial statements. Information available to Investors in the Fund’s audited annual report may differ from information available in the financial statements of underlying entities, including operations, financial results, capitalization and financial obligations, earnings and securities. Accounting, financial, auditing and other reporting standards, practices and disclosure requirements that are not equivalent to GAAP, may differ in fundamental ways. Differences may arise in areas such as valuation of assets, deferred taxation, contingent liabilities and foreign exchange transactions. Accordingly, information available to us that is not consistent with GAAP including both general economic and commercial information and information concerning specific Investments, may be less reliable and less detailed than information available in more financially sophisticated countries, which could adversely impact, among other things, the Adviser’s due diligence and reporting activities and less information may be available to Investors. Assets and profits appearing on the financial statements of a company (including, for example, a company located in the People’s Republic of China) may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with GAAP. Even for financial statements prepared in accordance with GAAP, the accounting entries and adjustments may not reflect economic reality and actual value.

Furthermore, for a company that keeps accounting records in a currency other than U.S. dollars, inflation accounting rules in certain markets require, for both tax and accounting purposes, that certain assets and liabilities be restated on the company’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data of prospective investments may be materially affected by restatements for inflation and may not accurately reflect actual value. Accordingly, the Fund’s ability to conduct due diligence in connection with an investment and to monitor the investment may be adversely affected by these factors.

The Fund may incur indemnification liabilities for executive officers, directors and employees of the Fund, the General Partner and the Adviser.

The Fund will be required to indemnify each director and officer of the Fund, the Adviser, the General Partner, any affiliate of the Adviser and/or General Partner, each officer, employee or agent of the Adviser and/or General Partner or any of their respective affiliates, the partnership representative (and any “designated individual” thereof with respect to the Fund), and executors, heirs, assigns, successors or other legal representatives of each of the foregoing, and any affiliate of the Adviser and its executors, heirs, assigns, successors or other legal representatives for liabilities incurred in connection with the affairs of the Fund and otherwise, as provided in the Partnership Agreement, except in the case of willful misfeasance, bad faith, gross negligence, intentional and material breach of the Fund’s Partnership Agreement and the Feeder Partnership Agreement or the Advisory Agreement, a violation of applicable securities laws or reckless disregard of the duties involved in the conduct of such indemnified party’s office. Such liabilities may be material and have an adverse effect on the returns to the Investors. For example, in their capacity as directors of portfolio companies, the partners or affiliates of the Adviser may be subject to fraudulent transfer, derivative or other similar claims brought by shareholders or creditors of such companies. The indemnification obligation of the Fund would be payable from the assets of the Fund. It should be noted that the Adviser may cause the Fund to purchase insurance for the Fund, the Adviser, the Board and their employees, agents and representatives.

The Fund faces risks associated with the deployment of its capital.

In light of the nature of the Fund’s monthly continuous offering in relation to the Fund’s investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if the Fund has difficulty identifying and making investments on attractive terms, there could be a delay between the time it receives net proceeds from the sale of Units and the time the Fund invests the net proceeds in its Investments. The Fund may also, from time to time, hold cash pending deployment into Investments, which cash may at times be significant, particularly at times when the Fund is receiving high amounts of offering proceeds or times when there are few attractive investment opportunities. Such cash may be invested in money market accounts and/or other similar temporary investments.

If the Fund is unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for an Investor’s investment to realize its full potential return and could adversely affect the Fund’s ability to pay regular distributions of cash flow from operations to Investors. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and Investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. If the Fund fails to timely invest the net proceeds of sales of Units, the Fund’s results of operations and financial condition may be adversely affected.

The Fund may be subject to broken deal expenses.

The Adviser may expend significant resources and may incur significant costs in relation to a potential investment for the Fund which does not proceed to completion. Such costs will be borne by the Fund and may not necessarily be recoverable, particularly if the Fund’s bid for the investment is unsuccessful or if the investment is not completed in full for any other reason.

The Fund may be subject to risks due to the complex nature of contractual arrangements.

The Investments may be governed by complex contractual arrangements which may, in case of legal dispute, lead to enhanced legal costs due to the nature and complexity of the agreements concerned.

Investments are based on uncertain projections and estimates, which may be affected by unforeseen events or conditions, potentially resulting in actual returns that differ from expected rates.

The Fund will normally make investments based on estimates or projections of internal rates of return and current returns prepared by the target Portfolio Entity’s management (with adjustments to such projections and estimates made by the General Partner in its discretion), which in turn are based on, among other considerations, assumptions regarding the performance of the Portfolio Entity and the manner and timing of dispositions, all of which are subject to significant uncertainty. In addition, events or conditions that have not been anticipated may occur and may have a significant effect on such projections and estimates and accordingly, the actual rate of return received upon the Investments. The Fund may make investments that have different degrees of associated risk.

The Fund does not expect to make distributions on a regular basis and the Fund’s ability to make distributions to its Investors may be adversely affected by a number of factors.

The Fund depends on distributions from Investments out of their earnings and cash flows to enable the Fund to make distributions to the Investors. Although some Investments may generate operating income, the full return of capital and the realization of gains, if any, will generally occur only upon the partial or complete disposal of an Investment. Additionally, income from some Investments will not be realized until a number of years after they are made. Prospective Investors should therefore be aware that they may be required to bear the financial risk of their investment for an indefinite period of time. Additionally, the Fund does not expect that it will have the ability to require an Investment to make distributions, and Investments may choose to reinvest their earnings, instead. As such, the Fund may fund distributions to Investors from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds (including from sales of Units).

The ability of investment vehicles to make distributions or pay dividends will be subject to various limitations, including, among other things, laws limiting the amount of funds available for the payment of dividends or distributions, and the terms and covenants of any relevant outstanding indebtedness, contract or agreement. For example, tests (based on interest coverage or other financial ratios, delinquency levels or other criteria) may restrict the distribution of cash flow from these Investments. There can be no assurance any such performance tests will be satisfied. Also, such investment vehicles may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower.

Financing providers will often receive current payments of principal and interest from financed assets at times when the factors enumerated above preclude distributions to the Fund. In addition, a decline in the credit quality of an Investment due to poor operating results, declines in the value of the collateral supporting such Investment or increases in defaults, among other things, may force investment vehicles to sell financed assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to the Fund for distribution to the Investors.

Risks Related to the Adviser

NAV-Based Compensation Structure Creates Incentives That May Conflict with Unitholders’ Interests.

The Performance Allocation and Management Fee were not the product of an arm’s-length negotiation with any third party, and, because the Performance Allocation and Management Fee are calculated based on the NAV of the Fund, which includes unrealized appreciation of the Fund assets, such compensation to the General Partner, the Adviser and their affiliates may be greater than if such compensation were based solely on realized gains. The calculation of the Fund’s NAV includes certain subjective judgments with respect to estimating, for example, the value of the Investments and the Fund’s accrued expenses, net portfolio income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of an Investment), and therefore, the Fund’s NAV may not correspond to realizable value upon a sale of those assets. The General Partner and the Adviser may benefit from the Fund retaining ownership of its assets in order to avoid a reduction in its NAV at times when Unitholders may be better served by the sale or disposition of the Fund’s assets. In addition to the impact on the calculation of the Management Fee and the Performance Allocation, if the Fund’s NAV is calculated in a way that is not reflective of its actual NAV, then the purchase price of Units or the price paid for the redemptions of Units on a given date may not accurately reflect the value of the Fund’s portfolio, and such Units may be worth less than the purchase price or more than the redemption price.

As calculated, the Performance Allocation and Management Fee create an incentive for Macquarie to make riskier or more speculative investments on behalf of the Fund than would be the case in the absence of this arrangement, although Macquarie’s commitment of capital to other MAM-Managed Entities alongside which the Fund invests should somewhat reduce this incentive.

The existence and terms of the Performance Allocation, Management Fees and the variable fees or other incentive-based compensation in respect of the other MAM-Managed Entities alongside which the Fund invests create other incentives and potential conflicts of interest related to the General Partner’s investment-related decisions. The Fund expects to make investments that likely will not have readily available market quotes. In such instances, the General Partner generally will value such investments in accordance with the Fund’s valuation policy. Such valuations may vary from similar valuations performed by independent third parties for similar types of investments. Inaccurate valuations could, among other things, prevent the Fund from effectively managing its investment portfolio and risks, affect the diversification and risk management of the Fund, affect the NAV at which Units are issued and redeemed, and affect the amount of Management Fees received by the Adviser and the amount and timing of the Performance Allocation received by the General Partner. The Performance Allocation creates an incentive for the General Partner to seek to select valuation advisors it perceives as providing relatively high valuations, especially with respect to illiquid securities. The General Partner could also be motivated to accelerate acquisitions to increase net asset value or, similarly, delay or curtail redemptions to maintain a higher net asset value, which would, in each case, increase the Management Fee payable to the Adviser. In addition, the Performance Allocation and Management Fee creates an incentive for the Adviser to time the realization of investments, to maximize the Performance Allocation and Management Fee rather than the return of the Fund.

While valuations will be undertaken according to the Fund’s valuation policy, Unitholders should nonetheless be aware that the General Partner has an incentive to maximize the valuations on the basis of which the Fund’s NAV will be calculated, given this will positively impact the Fund’s NAV, and therefore the potential Management Fee, to which the Adviser may be entitled. Such potential conflicts cannot be entirely mitigated and in the event that the actual values that materialize are different from those on the basis of which the NAV for the Fund is determined (and the Management Fee is calculated), then the General Partner shall not be required to reverse or recalculate the Fund’s (or its portfolio companies’) NAV or such valuations, or return of any amount of Management Fees that have been based on such NAV calculations. In addition, the distributions to be received by the General Partner with respect to its Performance Allocation will be based in part upon the Fund’s NAV and Total Return as calculated by the General Partner (as described in the Fund Partnership Agreement) which differs from the Fund’s NAV and returns. Unitholders should note that, where the General Partner and/or its affiliates holds Units in the Fund following any in-kind remuneration, the General Partner will have a further incentive to maximize investment valuations to positively impact the Fund’s NAV and the value of such Units or interests. Unitholders should note that, to the extent the General Partner receives proceeds following any redemption of such Units or interests, and such proceeds exceed the amount that would have been received had the General Partner’s remuneration instead been settled in cash, then the General Partner shall be entitled to retain such excess and shall not be liable to account for such excess to the Fund or any Unitholder.

The Management Fee and Performance Allocation are based on the NAV of the Fund, which is calculated taking into account the valuation of an investment. The General Partner and/or Adviser will have incentives to make determinations that result in a higher Management Fee and Performance Allocation to the Adviser and the General Partner, respectively.

Where the Partnership Agreement does not require Management Fees to be reduced in connection with investment reorganizations, restructurings, extraordinary dividends or similar transactions, the General Partner and/or the Adviser expect to be incentivized to pursue such transactions. Further, Management Fees generally will not be reimbursed or refunded in the event of realizations, dispositions or partial write-downs or write-offs that occur partway through the relevant calculation period. Additionally, the amount of Performance Allocation and Management Fees is dependent in part on the amount and timing of investment dispositions, and the General Partner and/or Adviser expect to be subject to related conflicts of interest in determining whether and when to dispose of investments or make distributions, if at all, within the requirements of the Partnership Agreement.

Similarly, NAV-based compensation also incentivizes the General Partner to accept more capital than it can effectively deploy to increase the Fund’s NAV, which would in turn increase the Management Fees payable to the Adviser while potentially impacting the Fund’s investment performance. Additionally, accepting new capital to the Fund will dilute existing Unitholders’ indirect interests in existing investments. Even if the existing investments perform well, accepting new capital will hurt the existing Unitholders’ performance.

The General Partner may also amend or suspend the Redemption Program if in its reasonable judgment it deems such action to be in the Fund’s best interest and the best interest of Unitholders, including, but not limited to, regulatory or structuring reasons or as necessary to ensure that the Fund is not subject to tax as a corporation. While the General Partner intends to exercise such reasonable judgment in good faith, the decision to suspend the Redemption Program presents a conflict of interest, as redemptions reduce the Fund’s NAV and may require the Fund to liquidate assets at less attractive prices, whereas Macquarie continues to collect Management Fees and Performance Allocations on the basis of the Fund’s overall NAV.

The General Partner may elect to receive the Performance Allocation in Units in lieu of cash payments, and the Adviser may elect to receive the Management Fee in Units in lieu of cash payments. Additionally, the Investors may be issued Units in exchange for the contribution of Warehoused Assets. Any of the foregoing issuances of Units may have a dilutive effect in respect of Unitholders in the Fund.

In addition, other elements of the manner in which the Performance Allocation and Management Fee are determined may result in a conflict between its interests and the interests of Unitholders with respect to the sequence and timing of disposals of investments. For example, the General Partner may receive a Performance Allocation in respect of pre-tax unrealized appreciation of the Fund’s assets, and the Management Fee will take into account the pre-tax unrealized value of the Fund’s assets and any cash and cash equivalents (calculated on a pre-tax basis disregarding taxes borne by any Intermediate Entity).

The Management Fee and the Performance Allocation will be payable without taking into account accrued and unpaid taxes of any Intermediate Entity (including corporations) through which the Fund indirectly invests in an investment or taxes paid by any such Intermediate Entity during the applicable reference period or month (as the case may be) and certain deferred tax liabilities of subsidiaries through which the Fund indirectly invests. Accordingly, this reduces the General Partner’s incentive to ensure Intermediate Entities are structured in such a manner as to minimize taxes paid or payable by such Intermediate Entities.

Although the General Partner and its affiliates intend to operate in accordance with the Partnership Agreement, as well as the Fund’s valuation policy and other policies, practices and procedures, in order to mitigate the potential for subjectivity in making such determinations, there can be no assurance that the Partnership Agreement or any such policies, practices and/or procedures will address all of the necessary factors to do so, or completely eliminate all potential conflicts of interest in such determinations.

The Adviser and/or its affiliates may withhold certain information from the Investors, which may have potentially adverse consequences for Investors.

The Adviser undertakes no obligation to make any information provided to it by its Portfolio Entities to prospective Investors. Moreover, the Adviser may be contractually prohibited from providing such information to prospective Investors. Further, the Adviser undertakes no obligation to update or revise any information provided to prospective Investors, whether as a result of new information, future events or otherwise. While the Adviser will conduct due diligence on an investment, the Adviser undertakes no obligation to share such due diligence materials or findings with prospective Investors. Accordingly, prospective Investors are responsible for making their own assessment of the merits and risks of investing in the Fund, including by performing their own legal, accounting and tax analysis of this offering.

Due diligence failures, particularly in less developed countries, may subject the Fund to loss on investments and legal liability.

The Fund will complete reasonable and appropriate financial, commercial and legal due diligence prior to making an investment. However, due diligence processes involve subjective analysis and unaudited information provided by third parties, and thus there can be no assurance that all material issues will be uncovered. Moreover, investment analyses and decisions by the Adviser may frequently be undertaken on an expedited basis in order for the Fund to take advantage of available investment opportunities. In such cases, the information available to the Adviser at the time of the investment decision may be limited and may not be completely accurate or complete, and the Fund and the Adviser may not have access to detailed information regarding Investments that is necessary for thorough evaluation. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment.

In addition, when making Investments in less developed countries, the Fund may not have access to all available information to determine fully the origination and underwriting practices utilized for the Investment or the manner in which the target company has been serviced or operated. As a result, the Adviser’s due diligence activities may provide less information than due diligence reviews conducted in more developed countries. Although the Fund will endeavor to conduct appropriate due diligence in connection with each Investment, in the case of Investments in less developed countries, no guarantee can be given that it will obtain the information or assurances that an investor in a more sophisticated economy would obtain before proceeding with an Investment.

The success of the Fund will largely depend on the skill and expertise of the Adviser’s and the Sub-Advisers’ investment professionals.

The success of the Fund will be dependent on the Adviser and the Sub-Advisers to identify investment opportunities and implement their investment strategies and the skills and expertise of the investment professionals employed by the Adviser and the Sub-Advisers. A number of factors, including a departure of senior management, could adversely affect the ability of the Fund to implement its strategy. There can be no assurance that these key investment professionals will continue to be associated with the Adviser, the Sub-Advisers or MAM throughout the life of the Fund. In addition, the key investment professionals and others within MAM devote their time and attention to MAM and various investments and investment products of MAM. While certain investment professionals will devote such time as they believe is reasonably required to it, given the evergreen nature of the Fund, the composition of the team dedicated to it will change from time to time without notice to the Investors. Furthermore, while such investment professionals may continue to be associated with the Adviser, the Sub-Advisers or MAM, they may move between the different business groups within MAM and no longer be responsible for providing investment advice with respect to the Fund. Accordingly, the make-up of the pool of investment professionals (including, in certain circumstances, members of the Investment Committee with responsibility for the investment strategy of the Fund) may evolve over time. The loss of key personnel could have a material adverse effect on the Fund, including its ability to realize its investment objectives and may result in heightened numbers of Investors seeking a redemption of their Units, but will not result in the suspension or termination of the Fund’s investment activities.

The Adviser and the Sub-Advisers rely on key personnel, the restriction of any of whom due to prior employment arrangements could impair the Adviser's or the Sub-Advisers' ability to successfully manage the Fund.

One or more of the current or future MAM employees associated with the Fund may be subject to restrictions on their activities arising from their prior employment arrangements (for example, to maintain the independence of the Fund’s auditor, former employees of the auditor who retain a financial interest in the auditor or its affiliates may not be employed by the Adviser or a Portfolio Entity). While each employee will endeavor to comply with all of his or her legal obligations arising from such restrictions, there can be no assurance that prior employers may not seek to assert that the activities of such employees, the Adviser or the Fund violate such restrictions, and seek to enjoin such activities, seek damages or pursue other remedies against such employees, the Adviser or the Fund. Such assertions and enforcement activity may limit the Fund’s investment activities and make it more difficult for it to achieve its investment objective. Such employees may also hold continuing interests in investments made by their prior employer.

The Fund relies heavily on the performance of the management teams of Portfolio Entities and Third-Party Funds.

Although the Adviser (or MAM, in the case of portfolio companies the Fund indirectly has exposure to through MAM-Managed Entities) will monitor the performance of each investment, the Fund will rely upon management to operate their Portfolio Entities, and the managers of the MAM-Managed Entities in which the Fund may invest and the Third-Party Funds to operate their funds, on a day-to-day basis. In addition, the Fund will rely upon management to provide information to them in respect of the cash flows, performance and projections of the borrowers or Portfolio Entity. As a result, the total returns to the Investors could be severely affected by any inaccuracy of the reporting of such information, the failure by management to properly report certain financial information or any improper or illegal activities of management.

The Fund may be obligated to disclose certain confidential information related to its transactions.

The Fund or the Adviser may be required by law or otherwise to disclose certain confidential information relating to an asset of the Fund or the Fund more generally. Such disclosure may affect the ability of the Fund to realize its investment in such asset, may affect the price that the Fund is able to obtain upon any subsequent realization or may otherwise adversely affect the Fund.

The Fund may be obligated to disclose information concerning the identities of Investors.

Under certain circumstances, the Fund or the Adviser may be required to disclose (i) certain information in respect of the identity of the Investors in the Fund, including beneficial owners of an Investor or (ii) other information regarding any Investor to any tax authority or other governmental agency to enable the Fund to comply with any applicable law or regulation or agreement with a governmental authority and may in addition disclose such information where the Adviser considers it necessary or desirable in connection with an investment or potential investment.

There can be no assurance that the structure of the Fund or of any Investment will be tax efficient to any particular Investor.

The Adviser may structure Investments using holding structures as the Adviser considers appropriate in light of the circumstances of the relevant Investment. While the Adviser will endeavor to structure Investments for the benefit of Investors as a whole, investment structures may involve tax considerations that differ for each prospective Investor, and there can be no assurance that the structure used in respect of any particular investment will be tax efficient for any particular Investor. No undertaking or assurance is given that the Investors will be able to benefit from specific (or efficient) tax treatment in any jurisdiction, or that returns to the Investors will be unaffected by tax arising in relation to an investment structure. The use of such holding structures may create additional costs and increase risks due to changes in law, tax treaties and political developments that may adversely affect the return of Investors.

The Fund’s investment processes are subject to change.

The investment process described in this Annual Report may be subject to change where required or prudent in the Adviser’s discretion at any time without authorization by Investors, except as otherwise disclosed herein.

The Fund is subject to operational risk that may reduce returns to the Fund.

Operational risk encompasses the risks of operating the Fund that are not classified as market, counterparty credit or liquidity risks. Operational risks are typically either endogenous or exogenous. Endogenous operational risks include the risk that inadequacies or failures in information systems, processes or internal controls, human errors or management failures may result in losses. Exogenous operational risks include the risk that changes in regulatory, fiscal, political and legal environments may result in losses.

The long-term profitability of the assets in which the Fund invests will be dependent upon the efficient operation and maintenance of such assets. Inefficient operations and maintenance may reduce returns to the Fund.

Possession by Macquarie and its affiliates of material, non-public information may restrict the Fund's transactions.

The Macquarie Group may come into possession of confidential, material non-public information (“MNPI”) particularly in connection with its commercial and investment banking activities. MNPI is information not generally disseminated to the public that a reasonable Investor would likely consider important in making an investment decision.

The Macquarie Group, including the Adviser and the Sub-Advisers, has internal procedures in place intended to limit the potential flow of any such MNPI, such as information barriers. Should the Adviser or the Sub-Advisers come into possession of MNPI, they have procedures that prohibit trading activities based on such information by the Adviser or the Sub-Advisers for their clients and by their employees. The Adviser and the Sub-Advisers may not use MNPI obtained from any division of the Macquarie Group when making investment decisions for its clients. As a result of these procedures and prohibitions, the Fund may be precluded from purchasing or selling certain securities, which could have a detrimental effect on the Fund. There may be instances where members of the Adviser or the Sub-Advisers’ senior management who are not involved in the investment process may be privy to MNPI about transactions or securities due to discussions with senior personnel from other departments within the Macquarie Group. However, when in possession of MNPI, such members of senior management may not participate or use that information to influence investment or trading decisions or securities; nor may they pass that information along to personnel within the Adviser or the Sub-Advisers involved in the investment process (e.g., portfolio managers, research analysts and traders). There may also be periods during which the Adviser and the Sub-Advisers may not initiate or recommend certain types of transactions, or may otherwise restrict or limit its advice given to the Fund in certain securities issued by or related to companies that the Macquarie Group is performing banking or other services, or companies in which the Macquarie Group has a proprietary position. As a result, the Fund may be precluded from purchasing or selling certain securities, which could have a detrimental effect on the Fund.

To maintain the integrity and independence of the Adviser and the Sub-Advisers’ investment processes and decisions, including investment decisions or voting decisions, and to protect their decisions from undue influence that could lead to an investment decision or a vote other than in a client’s best interests (including the Fund), Macquarie Group (including the Adviser and the Sub-Advisers) has adopted policies and procedures pertaining to safeguarding information and established formal informational barriers. The Adviser and the Sub-Advisers’ information barriers include, where appropriate: information system firewalls; the establishment of separate legal entities; physical separation of employees from separate business divisions; written policies and procedures designed to limit the sharing of MNPI and confidential information (including training for employees on such policies and procedures). These information barriers are designed to limit influence and restrict the flow of information between Macquarie Group’s specialist investment, advisory, sub-advisory, financial services business and the Adviser and the

Sub-Advisers’ investment professionals and to mitigate potential conflicts of interest. Examples of material conflicts of interest that could arise include, without limitation, circumstances in which: (i) members of the relevant investment committee may also at the same time be members of investment committees of other MAM-Managed Entities, alongside which the Fund may, from time to time, co-invest; (ii) personnel of the Adviser or the Sub-Advisers (including members of the relevant investment committee) may serve as nominee directors of Portfolio Entities on behalf of the Fund; (iii) members of the Investment Committee or the Sub-Advisers’ investment committees may also at the same time be members of certain investment teams; and (iv) members of the Investment Committee, the Sub-Advisers’ investment committees or of the Fund’s investment teams may become privy to certain confidential information, including MNPI.

Depending on the nature of the conflict of interest and the circumstances presented, the Adviser or the Sub-Advisers may elect to take one or more of the following measures, or other appropriate actions:

•
Recusing certain of the Adviser’s and the Sub-Advisers’ personnel from investment decisions or voting decisions;
•
“Walling off” personnel with knowledge of the conflict in seeking to ensure that such personnel do not influence the relevant investment decisions or voting decisions;
•
Limiting an activity or transaction for certain client accounts or funds, such as the Fund, other than the portfolio management team in possession of such information; or
•
Otherwise precluding all or certain client accounts or funds, such as the Fund, from purchasing or selling certain securities.

As a part of MAM, the Adviser and the Sub-Advisers have adopted information barrier procedures given the potential conflicts and risks of sharing MNPI. These procedures include limitations on sharing of certain portfolio information with the Investment Committee so as to not restrict other investment teams not otherwise privy to such information. While such restrictions are necessary to limit the sharing of MNPI and to not inadvertently restrict other investment teams, such restrictions may have an adverse effect on the portfolio of the Fund. Although the Investment Committee will be privy to some information from each of the investment teams, the Fund’s investment teams as a whole will not have transparency into each group’s investment strategy or decision making. As a result, each of the respective investment teams may not have access to the full extent of information available to Macquarie Group to inform their decision making with respect to one or more investments. Further, there could be situations where different teams are taking different and potentially inconsistent approaches with respect to an investment or sector or investing in different levels of the capital structure. In particular, there could be situations where the relevant investment team makes a decision in relation to an investment (including whether to make such investment or to dispose or exit of such investment) that it would not have made had such investment team had access to the full information available to the other investments teams. As a result, this could result in the Fund not participating in a potentially advantageous investment opportunity or participating in a disadvantageous investment opportunity.

The Investment Committee will only be provided limited information on a pre-investment and, in some cases, on a post-investment basis. This may impact the ability of the Investment Committee to make informed investment decisions, where required to do so in lieu of the respective Sub-Advisers, as it will only have incomplete information in making decisions on portfolio allocation and liquidity management, and this may impact the performance of the Fund. The Fund may be inadvertently restricted to the extent of any exceptions to the Adviser and the Sub-Advisers’ policies and procedures.

Risks Related to Investment Strategy

Certain of the principal risks of the Fund’s identified investment strategies and Investments are set forth below. For a description of the following strategies, see “Item 1. Business—Investment Program.”

The Fund’s investment strategy may evolve and change in the future and as a result, may impact the Fund’s investment portfolio.

To the extent the Fund’s investment strategy evolves or otherwise changes over time, whether due to the evergreen nature of the Fund, in connection with evolving market conditions, or as a result of other factors, the Fund’s portfolio may be materially different than anticipated and, as such, the Investments may have characteristics different than initially contemplated. As a result, Investors may achieve different economic outcomes than they otherwise would have achieved and the Fund may have a different portfolio of investments than it otherwise would have had had the Fund’s investment strategy not evolved or otherwise changed over time.

Prevailing interest rates could adversely impact the Fund.

The Fund will have exposure to interest rate risks, meaning that changes in prevailing interest rates could negatively affect the value of the Fund. In addition, changes to reference rates may impact the value of investments in the Fund. Over any defined period of time, the Fund’s interest-bearing assets may be more sensitive to changes in market interest rates than the Fund’s interest-earning liabilities, or vice versa. Factors that may affect market interest rates include inflation, slow or stagnant economic growth or recession, unemployment, money supply, monetary policies, international disorders and instability in domestic and foreign financial markets. The Fund expects that it will periodically experience imbalances in the interest rate sensitivities of its assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, the Fund may not be able to manage this risk effectively. If the Fund is unable to manage interest rate risk effectively, the Fund’s performance could be adversely affected.

The Fund may make a limited number of Investments or Investments that are concentrated in certain Portfolio Entities, geographic region, asset type or sector, which could negatively affect the Fund’s performance to the extent such concentrated Investments perform poorly.

The number of Investments made by the Fund will be limited and, consequently, the Fund’s returns may be substantially affected by the unfavorable performance of a single Investment. In addition, the MAM-Managed Entities and Third-Party Funds also may be concentrated in a limited number of companies and/or exclusively or primarily in a particular asset type or category, which may reduce the overall diversification of the Fund’s portfolio and increase risk.

Given that the Fund’s assets will be concentrated in securities of companies in the infrastructure industry, the Fund will be more susceptible to adverse economic or regulatory occurrences affecting this industry than a fund that is not concentrated in a single industry. While the Adviser will regularly monitor the concentration of the Fund’s portfolio, concentration in any one region, country or asset type may arise from time to time. For example, at any given time, certain geographic areas or asset types may provide more attractive investment opportunities than others and, as a result, the Fund’s investment portfolio may become concentrated in those countries or regions or in specific asset types.

To the extent there is a downturn affecting such industry or a specific country or region in which the Fund’s portfolio is concentrated, this could increase the risk of defaults, reduce the amount of payments the Fund receives on its Investments and, consequently, could have an adverse impact on the Fund’s financial condition and results and its ability to make distributions.

The Fund is subject to syndication risk.

If the Fund makes an investment in a single transaction with the intent of refinancing or syndicating a portion of the investment, there is a risk that the Fund will be unable to successfully complete such a refinancing or syndication. This could lead to increased risk as a result of the Fund having an unintended long-term investment and reduced diversification.

The Fund’s Investments will be illiquid and long-term, and a lack of liquidity may adversely affect the Fund's business.

The investment objective of the Fund will involve making long-term investments, and may require the Fund to commit to sellers or government authorities that it will maintain long-term ownership in such investments, or to ongoing management of such investments by the Adviser or another member of the Macquarie Group. The market for many of the Investments is substantially less liquid than the market for publicly traded securities. Certain Investments may be subject to legal or contractual restrictions or requirements that limit the Fund’s ability to transfer them or sell them for cash. The size or structure of the Fund’s position in an investment may limit, delay or otherwise render difficult the disposal of such position. The disposal of investments held through any aggregating vehicle (including the Aggregator) may also require the agreement or consent of any Parallel Fund and/or MIF International holding interests in such aggregating vehicle. Moreover, the operational requirements of an aggregating vehicle may result in the disposal of any investment so held requiring a lengthier time period than if such investment were held by an entity controlled solely by the Fund. As a result, such investments will generally be illiquid and may limit the Fund’s liquidity and ability to generate liquidity from positions held in such aggregating vehicle. In addition, public sentiment and political pressures may affect the ability of the Fund to sell one or more of its Investments. The illiquidity of these investments may make it difficult for the Fund to sell such investments if the need arises and the sale process may require a lengthy time period. Consequently, the timing of cash distributions to Investors is uncertain and unpredictable. Investors should have the financial ability and willingness to accept the risks and lack of liquidity associated with an investment in a Fund of the type described herein.

If the Fund needs to sell all or a portion of its portfolio over a short period of time, it may realize value significantly less than the value at which it had previously recorded those investments. The sale of investments in equity securities will rely on the buyers’ ability to finance acquisitions (potentially including the availability of leverage) and cash realizations may be delayed because of deferred consideration structures. No assurances can be given that all Investments will be able to be liquidated in a timely fashion.

If the Fund is dissolved, the Adviser (or the relevant liquidator) will attempt to reduce to cash and cash equivalents such assets of the Fund as the Adviser or such liquidator deems it advisable to sell, subject to obtaining fair value for such assets and any tax or other legal considerations, there can be no assurances with respect to the time frame in which the winding-up and the final distribution of proceeds to the Investors will occur. To the extent the Fund has invested directly in infrastructure assets at the time of its liquidation, is likely that the realization of those assets may take a considerable amount of time to achieve. Even once all of the Fund’s residual assets have been realized (including by the sale of any underlying infrastructure) it may still be a considerable period of time before the liquidator can be comfortable that all residual liabilities have been discharged. In particular, this may include waiting out claim periods under the sale contracts for such infrastructure and further time may be required to complete the winding up of any entities through which the Investments were held. Accordingly, the amount of net proceeds that may be available for distribution to Investors as a result of the liquidation process and the timing of any such distributions will be impacted by a number of uncertainties such that it may take a considerable period of time after the Fund elects to dissolve before any net proceeds may be distributed to Investors.

The Fund’s use of leverage may amplify losses, increase costs and limit cash flows.

The Fund may borrow money to fund new investments, to satisfy redemption requests from Investors and to otherwise provide the Fund with liquidity. The Fund may also provide guarantees or other forms of security in respect of indebtedness incurred by it. While leverage presents opportunities for increasing total returns of and providing liquidity to the Fund, it can also increase the risk profile of the Fund, the volatility of returns and create greater potential for losses. Accordingly, any event which adversely affects the value of an investment would be magnified to the extent that leverage has been employed. The cumulative effect of the use of leverage in a market that moves adversely on a leveraged investment could result in a substantial loss, which would be greater than if leverage were not used.

There can be no assurance that suitable leverage facilities will always be available and a loss of, or reduction in, the availability of leverage, such as was experienced during the global financial crisis and European sovereign debt crisis, may have the effect of causing the Fund to reduce its overall investment exposure. Terms upon which leverage facilities are available may be subject to change.

Amounts borrowed by the Fund will be subject to interest costs, which will be at their respective expense, and, to the extent not covered by income attributable to the assets acquired, will adversely affect operating results. If the Fund defaults on secured indebtedness, the lender may foreclose and may be entitled to liquidate the assets pledged to secure the loan on such terms as the lender determines. As a result of any such default, the Fund could lose its entire investment in the security for such loan and Investors could suffer losses.

The Fund may make an investment using bridge financing or acquisition financing with the intention of refinancing a portion of the capital structure by using subscriptions from Investors or longer-term debt financing following the acquisition. There is no assurance that the Fund will successfully arrange such refinancing. Failure to refinance could result in increased risk and costs to the Fund, which could reduce Investors’ net returns.

The Fund may be required to maintain minimum average balances in connection with borrowings or to pay a commitment or other fee to maintain a line of credit. Either of these requirements would increase the cost of borrowing over the stated interest rate. The risk is generally associated with bonds; however, because small- and medium-sized companies and companies in the real estate sector often borrow money to finance their operations, they may be adversely affected by rising interest rates. A fund may be subject to greater risk of rising interest rates when interest rates are low or inflation rates are high or rising. In addition, a lender may terminate or not renew any credit facility. If the Fund is unable to access additional credit, it may be forced to sell, withdraw or redeem certain investments at inopportune times, which may further depress returns; however, the Fund may not be successful in its attempts to do so.

Leverage may be used more heavily by certain investment strategies, particularly during the ramp-up period. Other than borrowings incurred solely to provide interim financing prior to the receipt of capital (and not for permanent or long-term financing with respect to Portfolio Entities or Fund expenses), the Fund does not intend to incur cash borrowings if such borrowings would cause the aggregate amount of recourse indebtedness for borrowed money incurred by the Fund to exceed 30% of the Fund’s total assets, measured at the time of such borrowings. There is no limit on the amount the Fund may borrow with respect to Portfolio Entities or joint ventures, provided that such borrowing is not recourse to the Fund. During the initial ramp-up period of the Fund, its leverage may exceed the 30% target. The Fund may also exceed a leverage ratio of 30% at other times, particularly during a market downturn or in connection with a large acquisition. Additionally, the Fund may incur additional indebtedness for borrowed money that causes the leverage ratio to exceed 30% to the extent the General Partner expects at the time of each such incurrence that the leverage ratio will be reduced to less than or equal to 30% within twelve months from the date the leverage ratio initially exceeded 30%.

The Fund may be subject to risks related to Investments held through the Aggregator.

The Fund has acquired Investments and intends to acquire future Investments through the Aggregator, which it jointly owns with MIF International. Decision makers of the Aggregator include members of the Investment Committee and members of MIF International’s investment committee, some or all of which may be the same over time or from time to time. Certain members may have competing priorities or have overlapping roles and responsibilities that may cause conflicts of interest in their decision-making process. The Aggregator is structured such that MIF International and the Fund will have equal governance rights over the Aggregator regardless of each entity’s economic interest in the Aggregator. Accordingly, even if the Fund owns a majority of the economics or equity in the Aggregator, both the Fund and MIF International will have equal influence over the Aggregator’s decision-making process. Where MIF International has interests or requirements that do not align with those of the Fund, including in particular differing liquidity needs or desired investment horizons, conflicts could arise with respect to the manner in which the voting or governance rights with respect to the Aggregator are exercised, potentially resulting in an adverse impact on the Fund, including in disposing of such investment alongside the Fund at different times or on different terms and conditions as the Fund’s disposition of such investment in light of applicable legal, tax, accounting, regulatory or other considerations. If either the Fund or MIF International decides to exit an Investment when the other entity does not, either the Fund or MIF International may have to elect to receive its interests in an Investment in kind or otherwise be forced to exit at an inopportune time. Furthermore, the General Partner may, in its sole discretion, determine to move direct Investments into the Aggregator, or investments held in the Aggregator out of the Aggregator such that the Fund holds the investment directly, if it determines that doing so is in the best interests of the Fund.

Investments involving non-controlling interests and joint ventures may result in reduced control, potential conflicts of interest, disproportionate expenses and disputes or misconduct.

The Fund may make investments through joint ventures or other entities. Under these arrangements, co-venturers or partners may provide services to the Portfolio Entities through which investments are made, including acquisition-related services (such as sourcing, evaluating, structuring, due diligence and execution with respect to actual or potential investment opportunities) and management-related services with respect to such Portfolio Entities (including day-to-day asset management and oversight).

Third-Party Involvement

Investments structured in this way may give rise to risks related to such third-party involvement. These risks include the possibility that a co-venturer or partner may (i) commit fraud or other misconduct, (ii) become bankrupt or insolvent, (iii) have economic or business interests or goals that are inconsistent with those of the Fund, including by reason of differing structures for tax purposes, (iv) fail to perform its obligations with respect to the day-to-day operations of the joint venture and its underlying assets, including because of a lack of personnel or inadequate levels of expertise, or (v) be in a position to take action contrary to the Fund’s policies or objectives or otherwise have certain rights with respect to Investments which may limit the Fund’s ability to protect its position and make decisions with respect to its Investments. Furthermore, if a co-venturer or partner defaults on its funding obligations, it may be difficult for the Fund to make up the shortfall from other sources. In addition, the Fund may be liable for the actions of its co-venturers or partners. In addition, a co-venturer or partner may cause the investment to be reviewable by the Committee on Foreign Investment in the United States or another U.S. or other national security investment clearance regulator, might have economic or business interests or goals that are inconsistent or conflict with those of the Fund or could be in a position to take (or block) action in a manner contrary to the investment objectives of the Fund. Any of the above might subject the Fund to liabilities, thereby reducing its return on the investment with the relevant co-venturer or partner.

While the General Partner will attempt to limit the liability of the Fund by reviewing the qualifications and previous experience of co-venturers or partners, it does not expect to obtain complete financial information from, or to undertake private investigations with respect to, prospective co-venturers or partners. Moreover, the co-venturer or partner of the Fund may undergo a change of control, which could result in new management with less experience or with interests that conflict with those of the Fund. While the General Partner may seek to obtain indemnities to mitigate such risk, such efforts might not be successful.

Compensation Arrangements and Expenses

The compensation paid to co-venturers or partners, if any, could comprise various arrangements, including one or more of the following: (i) management or other fees, including, for example, origination fees and development fees payable to the co-venturer or partners (or the management team of the relevant Portfolio Entity), (ii) carried interest distributions and/or other profit sharing arrangements payable to the co-venturer or partners (or the management team of the relevant Portfolio Entity), including profits realized in connection with the disposition of a single asset, the whole relevant Portfolio Entity or a combination thereof and (iii) other types of fees, bonuses and compensation not otherwise specified above. Where the co-venturer or partner is a MAM-Managed Entity (which may include MIF International), the Fund may be required to bear such fees, compensation or other expenses of such MAM-Managed Entity charged or otherwise incurred in relation to such joint venture and/or any operating company or platform, including services performed by employees of such MAM-Managed Entity. In such case, the amount of any such fees, compensation or other expenses shall not be offset from or otherwise reduce the Management Fee or the Performance Allocation. In addition, co-venturers or partners (and/or their officers, directors, employees or other associated persons) could be permitted to invest in Fund and underlying funds, or in specific transactions on a no-fee/no-carry basis.

Investments made with third parties through joint ventures or other entities could also involve arrangements whereby the Fund would bear a disproportionate share of the expenses of the joint venture and/or relevant Portfolio Entity, as the case may be, including any overhead expenses, management fees or other fees payable to the co-venturer or partner, employee compensation, diligence expenses or other related expenses in connection with backing the joint venture or the build out of the joint venture.

Joint Venture Governance Rights

The General Partner and its affiliates will generally seek to obtain substantial governance rights in such ventures. The Fund and other MAM-Managed Entities (including, but not limited to, MIF International) may invest alongside third parties, including third-party funds unaffiliated with Macquarie. Where the Fund invests alongside one or more MAM-Managed Entity(ies), it is possible that, in certain cases, the governance rights of the relevant MAM-Managed Entity(ies) as shareholder, partner or other investor in such joint venture will exceed those of the Fund, regardless of the respective sizes of the stakes of the Fund and the relevant MAM-Managed Entity(ies) in such joint venture. Certain decisions relating to a joint venture will require the consent of any or all other co-venturers or partners, thereby reducing the control the General Partner and/or its affiliates are able to exercise, and thereby restricting their ability to protect the interests of the Fund. If the Fund is a minority venturer and/or partner in a joint venture, it may have limited or, in some cases no, influence on the management and investment decisions of such joint venture (and any Portfolio Entity such joint venture invests in or otherwise relates to) and may not always be in a position to effectively protect its interests. In certain circumstances, the Fund (or its subsidiaries or other vehicles through or in which it makes its Investments) will be required to waive governance or voting rights it would otherwise have as a result of its participation in an investment. In such case, the Fund and/or the General Partner will have limited, and in some cases no, influence on the management and investment decision of such investments and may not always be in a position to effectively protect its interests.

Limited Market for Joint Venture Investments

It may be more difficult for the Fund to sell its interest in any joint venture, partnership or entity with other owners than to sell its interest in other types of investments (and any such investment may be subject to a buy-sell right). The Fund may grant co-venturers or partners approval rights with respect to major decisions concerning the management and disposition of the investment, which would increase the risk of deadlocks or unanticipated exits from an investment. A deadlock could delay the execution of the business plan for the investment or require the Fund to engage in a buy-sell of the venture with the operating partner and other third party or conduct the forced sale of such Portfolio Entity or require alternative dispute resolution in order to resolve such deadlock. As a result of these risks, the Fund may be unable to fully realize its expected return on any such Portfolio Entity.

Exclusive JV Partner

In addition, it is possible that, from time to time, the Fund and/or Macquarie could enter into exclusivity, non-competition or other arrangements with one or more joint venture partners, operating partners or other third parties (each, an “Exclusive JV Partner”) with respect to potential Investments in a particular geographic region or with respect to a specific industry or asset type pursuant to which the Fund and/or Macquarie, could agree, among other things, not to make investments in such region or with respect to such industry or asset type outside of its arrangement with such Exclusive JV Partner. Accordingly, there could be circumstances in which Macquarie could source a potential investment opportunity or be presented with an opportunity by a third party, and, as a result of such arrangements with an Exclusive JV Partner, the Fund could be precluded from pursuing such investment opportunity.

Competition for investment opportunities may limit the Fund’s opportunities and returns.

The success of the Fund depends on the Adviser and Sub-Advisers’ ability to identify and source appropriate investment opportunities, as well as the Fund’s ability to acquire these investments. A reduction in the Adviser or Sub-Advisers’ ability to source suitable investments or the number of suitable investments available may result in the Fund not being fully invested which will have a consequential impact on returns.

The availability of investments and the price of such investments will be affected by the degree of competition for such opportunities. Competitors may have financial and strategic resources significantly in excess of those of the Fund, may make competing offers for investment opportunities that are identified by the Fund and may be willing to offer terms more favorable than those offered by the Fund. Competition for investment opportunities may increase, thus reducing the number of opportunities available to the Fund and adversely affecting the terms upon which investments can be made. In addition, such competition may have an adverse effect on the length of time required to fully invest the Fund.

The Fund will have no priority over any member of the Macquarie Group, other MAM-Managed Entity (together with any successor funds thereof) or third parties in respect of any investment opportunity. As such, there cannot be any guarantee that the Fund will have access to suitable investment opportunities, which may have a consequential impact on returns.

MAM manages a number of other infrastructure funds and vehicles in Europe, the Americas, and Asia-Pacific, which have priority over or are likely to co-invest alongside the Fund with respect to certain asset classes. Multiple MAM-Managed Entities—which as of March 2026, number eight —in numerous jurisdictions (such as the United States, Canada, Europe, Australia and the Asia-pacific region) have investment priority over certain assets including infrastructure, agriculture, carbon assets, solar and wind. Moreover, under certain circumstances, MAM has agreed to contractual obligations with one or more investors of MAM-Managed Entities that, include, without limitation, providing such investors priority over certain co-investment or other investment opportunities.

The Fund may be subject to risks related to project finance.

Some of the Investments may be structured on a project finance basis. A project finance structure entails the assumption of “project risk” by equity investors such as the Fund, usually without recourse to a project sponsor. Such risk can include construction risk, regulatory risk, operating and technical risks, energy price risks, catastrophic and force majeure risks, risk of environment liabilities, documentation risks and commodity price risks. The Fund may also invest in some projects and facilities at an early stage of development. These projects involve additional uncertainties, including the possibility that the projects may not be completed, operating licenses may not be obtained, and permanent financing may be unavailable.

The Fund may be subject to risks related to “Bad Boy” guarantees.

Generally, infrastructure project financings are structured as non-recourse to the borrower, which limits a lender’s recourse to the property pledged as collateral for the loan (and not the other assets of the borrower or to any parent of borrower) in the event of a loan default. However, lenders customarily require that a creditworthy party enter into so-called “non-recourse carveout” or “bad boy” guarantees to protect the lender against intentional acts of bad faith by the borrower in violation of the loan documents. The Fund, or a creditworthy subsidiary, generally provides these guarantees with respect to the Fund’s and/or its portfolio companies’ financings, and may even provide these guarantees with respect to financings of Parallel Funds, alternative investment vehicles, co-investment vehicles, other MAM-Managed Entities or joint venture partners associated with the Fund’s investments. These guarantees typically provide that the lender can recover losses from the guarantor for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, wilful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. In addition, the guarantees typically provide that the loan will become a full recourse obligation of the guarantor upon occurrence of certain events, such as a prohibited transfer of collateral, change of control or voluntary bankruptcy of the borrower. The Fund may, in certain circumstances (but will not always), receive an indemnity or a fee or other consideration for providing guarantees for the benefit of a Parallel Funds, co-investment vehicle, MAM-Managed Entity or joint venture vehicles or partners associated with the Fund’s investments. The entity providing the indemnity may not, however, have resources to pay on a claim at the time asserted. Such “Bad boy” guarantees will generally not be included as part of the Fund’s loan-to-value ratio calculation.

The Fund may directly or indirectly incur leverage on a portfolio or investment basis at the level of Portfolio Entities, or at the level of assets or any asset-level holding entities. Such Investments involve a higher degree of risk.

The Fund may invest in investments the capital structure of which may have significant leverage. While investments in leveraged companies offer the opportunity for capital appreciation, such investments may also involve a high degree of risk. Although the Adviser will, and the Sub-Advisers may, seek to use leverage in a manner it believes is appropriate under the circumstances, the leveraged capital structure of such investments will increase the exposure of such investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of investments and may impair such investments’ ability to finance future operations and capital needs and result in restrictive financial and operating covenants, including those that may prevent distributions to the Fund. These restrictive financial covenants may limit such investments’ flexibility to respond to changing business and economic conditions. If an investment is unable to generate sufficient cash flow to meet principal and interest payments on its indebtedness or make regular dividend payments, the value of such investment could be significantly reduced or even eliminated. Moreover, the Fund may invest in securities that are not protected by financial covenants or limitations on additional indebtedness.

The use of leverage by MAM-Managed Entities and Third-Party Funds may subject the Fund to increased market risk.

The MAM-Managed Entities and Third-Party Funds may use leverage. The use of leverage by the MAM-Managed Entities and Third-Party Funds can substantially increase the market exposure (and market risk) to which the Fund may be subject. The level of interest rates generally, and the rates at which the Fund and its Investments can leverage in particular, can affect their operating results.

The Fund expects to acquire Warehoused Assets at varying valuations and may incur additional costs and/or require financing.

Macquarie, MAM-Managed Entities or their affiliates may in the future hold or acquire certain assets (the “Warehoused Assets”) and may contribute or sell such assets to the Fund, the Aggregator or their subsidiaries in kind, if transferred from a MAM-Managed Entity, at fair market value(“FMV”), or at cost or otherwise at cost plus roll forward, as determined by the Adviser, plus related expenses, including transaction expenses, expenses of the transfer and a risk or similar premium calculated from the time the Adviser (or its affiliates) or the relevant MAM-Managed Entity (or its affiliates) entered into an agreement to acquire such Warehoused Asset to the time it is transferred to the Fund.

Each Warehoused Asset contributed in-kind or sold to the Fund in exchange for cash or Units will be contributed or sold in compliance with procedures put in place to mitigate conflicts of interest and other related concerns, which will include, among other things, approval by the Independent Directors of the transfer terms and cost, for Warehoused Asset transactions that the General Partner determines to present to the Independent Directors.

Additionally, the Adviser expects that Macquarie may use its investments from MAM-Managed Entities or investments made by the Macquarie balance sheet (the “Macquarie Balance Sheet”), which may be acquired by the Fund directly or via the Aggregator, to continue to acquire Warehoused Assets after the Initial Closing and to contribute or sell such Warehoused Assets to the Fund, the Aggregator or their subsidiaries in kind, plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, to the Fund in exchange for cash or Units, in particular during the Fund’s ramping period.

As a result, the Fund may pay more or less than the current market value of such assets when the Fund acquires them. Additionally, the Fund will bear its proportionate fees, costs and expenses in connection with developing, negotiating and structuring any Warehoused Asset that is transferred to the Fund. As a result, the Fund may pay additional costs in connection with acquiring Warehoused Assets from the Macquarie Balance Sheet or MAM-Managed Entities as compared to purchasing the assets directly. Furthermore, Macquarie Balance Sheet or MAM-Managed Entities have no obligation to transfer any Warehoused Asset in whole or in part to the Fund. Even if ultimately transferred to the Fund, there can be no guarantee that the performance of any such Warehoused Asset will be consistent with their past performance or continue at comparable or equal levels following their transfer to the Fund.

Additionally, the Fund may not be able to raise sufficient funds to purchase all of the Warehoused Assets. In that case, the Fund may determine to purchase some but not all of the Warehoused Assets. In that case, there is no guarantee that the assets the Fund purchases from the Macquarie Balance Sheet or the MAM-Managed Entities will ultimately be the best-performing assets of those available. The Fund may also borrow to obtain funds necessary to purchase the Warehoused Assets.

The Fund may be exposed to risks associated with investments in Portfolio Entities.

The Portfolio Entities’ investment activities involve the use of strategies and investment techniques with significant risk characteristics, including risks arising from national or international economic conditions, volatility in the global equity, currency, and infrastructure markets, shifts in macro-economic fundamentals, the risks of leverage, the potential illiquidity of securities and derivative instruments, the risk of loss from counterparty defaults and the risk of borrowing to meet withdrawal requests, as well as acts of God, uninsurable losses, war, terrorism, earthquakes, pandemics, hurricanes or floods and other factors which are beyond the control of the Fund or the Portfolio Entities. Although the Adviser will attempt to moderate these risks, no assurance can be given that: (i) the Portfolio Entities’ investment programs, strategies, decisions and activities will be successful; (ii) the Portfolio Entities will achieve their return expectations; (iii) the Portfolio Entities will achieve any return of capital invested; (iv) the Fund’s investment activities will be successful; or (v) Investors will not suffer losses from an investment in the Fund. All investments made by the Portfolio Entities risk the loss of capital. The Portfolio Entities’ results may vary substantially over time. The Portfolio Entities may, to the extent permitted by applicable law, engage in certain transactions with Macquarie or a MAM-Managed Entity, such as purchases and sales of portfolio assets. Although the Adviser periodically receives information from the Portfolio Entities regarding their investment performance and investment strategies, the Adviser may have little or no means of independently verifying this information. A Portfolio Entity may use proprietary investment strategies that are not fully disclosed to the Adviser, and such strategies may involve risks that are not anticipated by the Adviser. The managers of MAM-Managed Entities in which the Fund invests and Third-Party Funds may change their investment strategies (i.e., may experience style drift) at any time. The performance of the Fund depends on the success of the Adviser in selecting Portfolio Entities for investment by the Fund and the allocation and reallocation of Fund assets among those Portfolio Entities. It is also possible that the securities selected by the Fund’s Adviser will underperform the markets, the relevant indices, or the securities selected by other funds with similar investment objectives and investment strategies. The securities and sectors selected may vary from the securities and sectors included in the relevant index.

Investment decisions of the Portfolio Entities are made by their respective managers independently of each other so that, at any particular time, one Portfolio Entity may be purchasing Units in an issuer that at the same time are being sold by another Portfolio Entity. Transactions of this sort could result in the Fund’s directly or indirectly incurring certain transaction costs without accomplishing any net investment result. Because the Fund may make additional investments in or withdrawals from Portfolio Entities only at certain times due to restrictions imposed by the Portfolio Entities, the Fund may, from time to time, have to invest some of its assets temporarily in money market securities, money market funds, or other similar types of investments. Additionally, there is a risk that active management will increase the expenses of the Fund because of brokerage charges, spreads, or mark-up charges. Active trading could raise transaction costs, thereby lowering the Fund’s returns, and could generate taxes for Unitholders on realized investment gains.

Portfolio Entities may permit or require that withdrawals or redemptions of interests be made in-kind, or in part in cash and in part in-kind. The Fund may receive securities that are illiquid or difficult to value upon its withdrawal of all or a portion of its interest in Portfolio Entities. In such a case, the Adviser would seek to have the Fund dispose of these securities in a manner that is in the interest of the Fund. In addition, some Portfolio Entities may impose so-called “gates,” limiting the proportion of assets investors, including the Fund, may withdraw on any single withdrawal date. The purpose of the provision is to prevent a run on the Portfolio Entities, which could impair or cripple its operations, as a large number of withdrawals from the Portfolio Entities would force the manager of such Portfolio Entity to sell off a large number of positions. The Fund may otherwise not be able to withdraw from a MAM-Managed Entity or from a Third-Party Fund except at specified times, thereby limiting the Adviser’s ability to withdraw assets from a Portfolio Entity that may have poor performance or for other reasons.

Portfolio Entities may have investment policies or restrictions that result in the MAM-Managed Entity or Third-Party Fund not being able to invest in an investment that the Fund would be permitted to invest in were it investing directly. For example, Portfolio Entities may focus on a specific geographic region or sector within the infrastructure industry, or may have investment guidelines that require it to invest a certain percentage of its assets in certain types of investments, whereas the Fund is permitted to invest globally, in broader types of infrastructure investments, and has not adopted any investment guidelines requiring it to invest a certain percentage in any one category of investments. Portfolio Entities also may be controlled by other investors that may have the ability to influence the investment policies and decisions of the Portfolio Entities, potentially to the detriment of the Fund.

The establishment of Parallel Funds or feeder funds by the General Partner may result in different terms and NAV per unit for these funds compared to the Fund, potentially leading to discrepancies in investment conditions.

Certain Investors may be permitted to invest through one or more feeder vehicles (including the Feeder) and/or one or more Parallel Funds (when formed).

Parallel Funds and the Fund may, but are not required to, hold some or all of their investments through one or more aggregating vehicles. Although not Parallel Funds, MIF International and the Fund may, but are not required to, make and hold certain investments through the Aggregator. The Fund may be called upon to provide additional funding for its investment in the Aggregator or have an opportunity to increase its funding of the Aggregator. There can be no assurance or expectation that the General Partner on behalf of the Fund will make additional investments or that the Fund will have sufficient funds to do so. Any decision by the General Partner on behalf of the Fund not to make an additional investment or the Fund’s inability to make an additional investment could result in dilution of the Fund as an investor in the Aggregator. As a result, the Fund’s exposure to the investments held by the Aggregator could be diluted and its proportional entitlement to proceeds from and interest in the Aggregator may decrease, which could be dilutive to overall investment returns.

The Fund, any Parallel Fund, and/or MIF International holding an interest in an aggregating vehicle (including the Aggregator) may contribute to such vehicle in different proportions from time to time for a number of reasons, including the capital available to such vehicle, investment restrictions applicable to such vehicle, liquidity requirements, portfolio construction and other investment or similar considerations. The indirect exposure of the Fund to an investment held by such aggregating vehicle at any given point in time is generally expected to reflect the overall percentage interest the Fund holds in such aggregating vehicle at such time. As a result, the indirect interest of the Fund in any specific investment held by such aggregating vehicle may not reflect its share of the aggregate contributions made to the aggregating vehicle in order to fund the acquisition of that specific asset.

The Fund can be subject to litigation and investigations that may be costly and divert resources and attention from the Fund's key personnel.

As a global alternative asset manager whose broad range of businesses includes the management of direct and secondary private funds, hedge funds, real estate funds, credit-oriented funds, mutual funds, and private investment funds, as well as the provision of various financial advisory, restructuring and fund placement services, Macquarie is from time to time subject to litigation and claims relating to its businesses, as well as governmental and regulatory inquiries, investigations and proceedings. While it is difficult to predict what impact, if any, the foregoing may have, there can be no assurance that any of the foregoing, whether applicable to Macquarie generally or the Fund or the Adviser specifically, would not have a material adverse effect on the Fund and its ability to achieve its investment objectives. The financial performance of each of the Investments may be affected from time to time by litigation such as contractual claims, occupational health and safety claims, public liability claims, environmental claims, industrial disputes, tenure disputes and legal action from special interest groups. Different investor groups may have qualitatively different, and frequently conflicting, interests. The Fund’s investment activities may include activities that are hostile in nature and will subject it to the risks of becoming involved in litigation by third parties. The expense of defending claims against the Fund by third parties and paying any amounts pursuant to settlements or judgments would be borne by the Fund and would reduce net assets and therefore reduce potential receipts from the Fund by Investors and could require Investors to return distributed capital and earnings to the Fund. Additionally, any litigation may consume substantial amounts of the Adviser’s and its employees’ time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation.

The Adviser, its affiliates and its officers, directors, agents, partners and employees and any person nominated by it to be a director, officer or observer of any Portfolio Entity may be indemnified by the Fund in connection with claims, liabilities, costs and expenses incurred by them by reason of such litigation. Such indemnification, if invoked, may affect the financial performance of the Fund and the returns generated for Investors.

The Fund may be subject to undiscovered liabilities.

It is intended that most of the Investments will be structured through privately negotiated transactions where a certain level of protection can be obtained through contractual rights and due diligence. However, there can be no assurance that an investment does not carry with it a significant undisclosed liability which could have a material adverse effect on the value of that investment.

The Fund and the General Partner may face risks and contingent liabilities for inaccurate disclosures made in connection with the disposition of an Investment.

In connection with the disposition of an Investment, the Fund may be required to make representations and warranties about the business and financial affairs of the investment typical of those made in connection with the sale of any business or may be responsible for the contents of disclosure documents under applicable securities laws. The Fund may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, which might ultimately have to be funded by the Investors. The Fund may become involved in disputes or litigation and may be required to make payments to third parties as a result of such disputes or litigation.

In addition, at the time of disposition of an individual asset, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosures made, if such buyer is passed over in favor of another as part of the Fund’s efforts to maximize sale proceeds. Similarly, buyers of the Fund’s assets may later bring a claim against the Fund under various damage theories, including those sounding in tort, for losses associated with latent defects or other problems not uncovered in due diligence.

The Adviser, at any time in its sole discretion, may establish reserves for contingencies (including general reserves for unspecified contingencies). The establishment of such reserves will not insulate any portion of the Fund’s assets from being at risk.

If the Fund is unable to meet its obligations, the Investors may lose their investments.

The General Partner has unlimited liability for all debts and obligations of the Fund. Except as provided below, the total liability of an Investor is limited to the amount of its investments. Any Investor’s investment is susceptible to risk of loss as a result of any liability of the Fund. If the Fund is otherwise unable to meet its obligations, the Investors may, under applicable law, be obligated to return to the Fund or to creditors whose interests have been injured distributions previously received by them pursuant to any rules regarding fraudulent conveyances. In addition, an Investor may be liable under applicable bankruptcy law to return distributions made during the Fund’s insolvency.

The Fund may be subject to potential liability from appointing representatives to the boards of Portfolio Entities.

The Fund expects to obtain the right to appoint one or more representatives to the board of directors (or similar governing body) of the Portfolio Entities in which it invests. Serving on the board of directors (or similar governing body) of a Portfolio Entity exposes the Fund’s representatives, and ultimately the Fund, to potential liability. Not all portfolio companies may obtain insurance with respect to such liability, and the insurance that portfolio companies do obtain may be insufficient to adequately protect officers and directors from such liability. In addition, involvement in litigation can be time consuming for such persons and can divert the attention of such persons from the Fund’s investment activities.

The Fund’s assets may be used to satisfy the Fund’s liabilities.

The assets of the Fund, including any investments, are available to satisfy all liabilities and other obligations of the Fund. If the Fund becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Fund’s assets generally and not be limited to any particular assets, such as assets representing the Investment giving rise to the liability. This may result in the Fund disposing of assets it holds in order to satisfy liabilities arising from other assets.

The Fund faces risks with respect to follow-on investments.

The Fund may be called upon to provide follow-on funding for its Investments or have an opportunity to increase its funding of an investment. There can be no assurance that the Adviser on behalf of the Fund will make follow-on investments or that the Fund will have sufficient funds to do so. Any decision by the Adviser on behalf of the Fund not to make a follow-on investment or the Fund’s inability to make a follow-on investment may have a substantial negative impact on an investment in need of follow-on funding or may diminish the Fund’s ability to influence the investment’s future development.

The Fund may be required to undergo restructuring.

There may be material changes to the legal, tax or regulatory environment in which the Fund operates, which cause material adverse consequences for the Fund or require or make it advantageous for the Fund to restructure its investment holding structures.

Restructurings may involve the re-domiciliation, substitution or amendment of the terms of the agreement in respect of any investment subsidiaries or the holding or financing structures through which investments are held. The Adviser will generally have the right to effect any such actions in its sole discretion, although it will be under no obligation to do so. In such circumstances the Fund may incur additional costs and may result in changes to the tax treatment of the relevant investments or investment subsidiaries.

In the event of a restructuring that is implemented by the Fund, there is no assurance that such restructuring will serve to mitigate or avoid any materially adverse consequences to the Fund resulting from the material change that prompted such restructuring. Further, because the result of any such restructuring cannot be known in advance, such a restructuring could exacerbate the effects of such material change or cause new and unanticipated negative consequences that could materially and adversely affect the returns of the Fund.

The Fund may hold non-controlling interests in certain Investments.

The Fund may participate in investments within a consortium whereby the Fund will be one of a number of investors in the investment. There is a risk that if the other investors in the consortium, holding sufficient voting rights, vote for changes in the underlying business that have an adverse impact on the Fund’s interest, the Fund may not be in a position to prevent the implementation of such change and should not be expected to have any substantive governance rights.

A consortium partner, including MAM-managed capital, may have economic or business interests that are inconsistent with those of the Fund. In certain circumstances it is possible that the Fund could be liable for the actions of other consortium members. Members of a consortium may agree to accept and impose restrictions on the transfer of interests in the assets or to grant and receive pre-emptive rights which may adversely impact the liquidity of the asset, corporate governance or flexibility in the management of the Fund. Members of a consortium may be subject to change of control provisions which require them to offer to sell the relevant asset to other consortium members in certain specified circumstances which may include where the ownership or control of the consortium member of its interest in the asset changes.

The Fund is exposed to counterparty risk.

It is expected that many of the Fund’s target investment purchases and dispositions will transpire in private markets. Differing market standards for counterparty credit evaluation may expose the Fund to the risk that a counterparty will not complete or settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (irrespective of whether bona fide), counterparty default, or inability to perform, causing the Fund to suffer a loss. Such “counterparty” risk is accentuated for contracts with longer maturities or where the Fund has concentrated its transactions with a particular counterparty or group of counterparties. The Fund will not be restricted from dealing with any particular counterparty or from concentrating its transactions with one counterparty. In addition, although in the majority of its purchase and sale transactions the Fund expects to transact with well-capitalized credit-worthy counterparties, there can be no assurance that such will be the case in every transaction (or that the counterparties will perform their obligations).

The ability of the Fund to transact business with any one or a number of counterparties, the lack of any meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated exchange market to facilitate settlement may increase the potential for losses by the Fund.

Further, the Fund will be exposed to the risk that third parties that may owe the Fund money, securities or other assets will not perform their obligations. These parties include counterparties, clearing agents, exchanges, clearing houses, custodians, prime brokers, administrators and other financial intermediaries. These parties may default on their obligations to the Fund due to bankruptcy, lack of liquidity, operational failure or other reasons. This risk may arise, for example, from entering into swap or other derivative contracts under which counterparties have long-term obligations to make payments to the Fund, or executing securities, futures, currency or commodity trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries. Also, any practice of re-hypothecation of securities of the Fund held by counterparties could result in the loss of such securities upon the bankruptcy, insolvency or failure of such counterparties.

The Fund may, but is not required to, employ hedging techniques to reduce risk of Investments, which may not always be effective.

The Adviser or the Sub-Advisers may in its sole discretion use derivatives or otherwise employ hedging techniques in an effort to manage risks associated with the Investments, including to protect against adverse movements in interest rates and reduce the impact of foreign currency volatility and the currency and interest rate risks associated therewith. There can be no assurance that the Fund will hedge when appropriate or choose the correct hedge if it does hedge. Although the Fund expects to engage in hedging transactions to hedge against risks and not for speculation, the use of hedging transactions involves certain risks. These risks include: (i) the possibility that the market will move in a manner or direction that would have resulted in a gain for the Fund had a particular hedging transaction not been utilized, in which case the Fund’s performance would have been better had the Fund not engaged in the hedging transaction; (ii) the risk of imperfect correlation between the risk sought to be hedged and the hedging instrument used; (iii) potential illiquidity for the hedging instrument used, which may make it difficult or costly for the Fund to close-out or unwind a hedging transaction; and (iv) the risk that the Fund may be required to deliver cash to a counterparty if it incurs a loss on a hedging transaction, which would deplete cash on hand or require a draw on a line of credit or the sale of an asset. Should the Fund elect to enter into hedging arrangements to protect against such risks (and neither will be under any obligation to do so), there can be no assurance that such transactions can or will be entered into or will always reduce such risks, or that the Fund will hedge when appropriate or choose the correct hedge if it does. Further, although the Fund expects to engage in hedging transactions to hedge against risks and not for speculation, the use of instruments to hedge a portfolio itself may entail certain other risks, including the risk that losses on a hedge position will reduce the Fund’s earnings and funds available for distribution to Investors and that such losses may exceed the amount invested in such hedging instruments. Thus, while the Fund may benefit from the use of these hedging transactions, a hedge may not fully or partially achieve its intended purpose of offsetting losses on an investment and, in certain circumstances, could increase such losses, as, for example, unanticipated changes in respect of currency exchange rates, securities prices, interest rates and inflation may result in a poorer overall performance for the Fund than if it had not entered into such hedging transactions. In connection with the above, the Fund may use derivatives, such as forwards and swaps. The use of forward foreign currency contracts and put or call options on currencies may substantially change the Fund’s exposure to currency exchange rates and could result in losses to the Fund if currencies do not perform as the portfolio manager expects. The Fund may incur costs related to currency hedging arrangements, which may reduce returns otherwise to be received by the Investors. The use of these investments as a hedging technique to reduce the Fund’s exposure to currency risks may also reduce its ability to benefit from favorable changes in currency exchange rates. While any such costs, as well as any potential liabilities for losses on a hedge position are expected to be allocated to the class(es) of Units to which such hedging relates, they may have an immediate effect on the cash flows of the Fund as a whole and as such adversely affect the available liquidity of the Fund at such time.

In the case of investments that are leveraged, there is exposure to fluctuations in interest rates that are not hedged. If available, hedging may be taken out by way of the acquisition of a cap (which usually involves the payment of an upfront premium in return for a guaranteed maximum rate for the cap period), a swap (in which the underlying obligation to pay floating rate interest is exchanged with a financial counterparty for a fixed rate for a defined period) or other more exotic instruments such as swaptions (an option to take on a swap at a set time in the future), a forward starting swap (an obligation to take on a swap at a set time in the future) and a collar (the combination of the purchase of a cap and the sale of a floor). However, the taking on of such interest rate hedging embeds a series of additional risks into transactions including counterparty default (i.e., the counterparty failing to meet its contractual commitments) and the risk of break costs (the cost of breaking a swap or other contract if the underlying assets are sold and the loan is repaid). If there are significant downward movements in interest rates, including as a result of any measures taken by any global financial institutions and any volatility in global markets, these break costs can be substantial. It is possible to generate windfall gains if there is value in the swap upon an early termination or if the cap has a remaining maturity and interest rates are higher than the cap or the market expects them to exceed the cap by maturity, but this cannot be guaranteed. In addition, there can be no assurance that interest rate hedges will be available or be available at a reasonable cost or be sufficient or that any such hedge will actually eliminate the risk of fluctuation in interest rates.

The Fund is subject to currency and exchange rate risks.

The Fund may have exposure to investments denominated in multiple currencies. Currency risk is the risk that fluctuations in exchange rates impact the value of the foreign investments the Fund has exposure to. Hedging may not completely remove currency risk, may reduce profitable opportunities, and increase costs. There can be no assurance that adequate hedging arrangements will be available on an economically viable basis.

Registration with the U.S. Commodity Futures Trading Commission or change in the Fund’s operations necessary to rely on exemptions from registration may impair the Fund's ability to meet its investment objectives and manage risks.

Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” (“CPO”) or commodity trading advisor (“CTA”), reliance on an alternative exemption (including in the event that any exemption or no-action relief upon which the Fund is currently relying is modified, rescinded or otherwise no longer available), or any change in the Fund’s, the General Partner’s, the Adviser’s or their affiliates’ operations (including, without limitation, any change that causes the General Partner, the Adviser or their principals to be subject to certain specified covered statutory disqualifications) necessary to maintain the General Partner’s or the Adviser’s ability to rely upon an exemption or other relief from registration as a CPO and/or CTA with respect to the Fund could adversely affect the Fund’s ability to implement its investment program, conduct its operations and / or achieve its objectives and subject the Fund to certain additional costs, expenses and administrative burdens. Furthermore, any determination by the General Partner and/or the Adviser to cease or to limit holding or investing in interests, which may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have a material adverse effect on the Fund’s ability to implement its investment objectives and to hedge risks associated with its operations.

Investments involving non-controlling interests and joint ventures may result in reduced control, potential conflicts of interest, disproportionate expenses and disputes or misconduct.

When the Fund is a minority investor in Portfolio Entities or other Investments, the Fund has a very limited, and in some cases no, influence on the management and investment decisions of such Portfolio Entity or other investment, and may not always be in a position to effectively protect its interest.

In certain circumstances, the Fund (or its subsidiaries or other vehicles through or in which it makes its Investments) will be required to waive governance or voting rights it would otherwise have as a result of its participation in an investment. This may include circumstances where the Fund invests in or alongside a MAM-Managed Entity (which may include MIF-aligned vehicles) and its governance or voting rights do not reflect its economic interest in the relevant Portfolio Entity, Co-Investment or other investment. In such case, the Fund and the Adviser will have limited, and in some cases no, influence on the management and investment decision of such investments and may not always be in a position to effectively protect its interest.

The Fund, or in connection with an Investment alongside another MAM-Managed Entity, such MAM-Managed Entity, may hold non-controlling interests in certain Portfolio Entities or other Investments and, therefore, may have a limited ability to protect its interests in such Portfolio Entities or other Investments and to influence such Portfolio Entities’ or other Investments’ management. In such cases, the Investments in or alongside such other MAM-Managed Entity in such Portfolio Entity will rely significantly on the existing management and board of directors of such Portfolio Entities or other Investments, which may include representatives of other financial investors with whom the Fund or such MAM-Managed Entity is not affiliated and whose interests may at times conflict with the interests of the Fund or the MAM-Managed Entity. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third party may be in a position to take (or block) action in a manner contrary to the Fund’s or the MAM-Managed Entity’s investment objective or may have financial difficulties resulting in a negative impact on such investment. In addition, the Fund or such MAM-Managed Entity may in certain circumstances be liable for the actions of their third-party co-venturers. Investments in Portfolio Entities or other Investments made with third parties in joint ventures or other entities also may involve carried interests or other fees payable to such third-party partners or co-venturers. There can be no assurance that appropriate minority investor rights will be available to the Fund or that such rights will provide sufficient protection to the Fund’s interest. In the event of a removal of the Adviser as adviser of the Fund, the ability of the Fund to influence a Portfolio Entity or other investments, including a Portfolio Entity in which the Fund is invested either directly or alongside another MAM-Managed Entity, may be adversely affected and further limited.

Uncertain geopolitical events present material uncertainty and risk with respect to the Fund and the performance of its Investments or operations, and the ability of the Fund to achieve its investment objectives.

Wars and other international conflicts, such as the ongoing conflicts in the Middle East and between Russia and Ukraine, have caused disruption to global financial systems, trade and transport, among other things. In response, multiple other countries have put in place sanctions and other severe restrictions or prohibitions certain of the countries involved, as well as related individuals and businesses connected to Russia. However, the ultimate impact of these conflicts and their effect on global economic and commercial activity and conditions, and on the operations, financial condition and performance of the Fund or any particular industry, business or investee country and the duration and severity of those effects, is impossible to predict.

These and other such conflicts may have a significant adverse impact and result in significant losses to the Fund. This impact may include reductions in revenue and growth, unexpected operational losses and liabilities and reductions in the availability of capital. It may also limit the ability of the Fund to source, diligence and execute new investments and to manage, finance and exit investments in the future. Developing and further governmental actions (military or otherwise) may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks and systems in ways that are adverse to the investment strategy which the Fund intends to pursue, all of which could adversely affect the Fund’s ability to fulfill its investment objectives.

Sanctions and related laws may restrict the Fund’s activities, delay investments or cause legal, financial and reputational harm.

The Fund, the Adviser and any advisory entities or sub-delegates within the Macquarie Group are subject to laws which restrict dealings with persons that are located or domiciled in sanctioned jurisdictions. Accordingly, subject to compliance with applicable law, the Fund will require prospective investors to represent that they are not named on a list of prohibited entities and individuals maintained by the Office of Foreign Assets Control (“OFAC”) of the U.S. Treasury Department (the “U.S. Treasury”) or under applicable EU and UK regulations and are not operationally based or domiciled in a country or territory in relation to which current sanctions have been issued by the United Nations, the EU or the UK or any other applicable jurisdictions (collectively “Sanctions Lists”). Where the Investor is on a Sanctions List, the Fund may be required to cease any further dealings with the Investor’s interest in the Fund, until such sanctions are lifted or a license is sought under applicable law to continue dealings. There can be no assurance as to when, or whether, any such Investor would ever receive any amounts or other rights to which it would otherwise be entitled under the Fund’s governing documents.

Results from the recent U.S. presidential election and significant changes in legal, tax and regulatory regime may have a material adverse impact on the Fund and its investments.

Results from the recent U.S. presidential election and the transition of power have created significant uncertainty with respect to the legal, tax and regulatory regime in which the Fund, as well as Macquarie and its affiliates, will operate. The changes in the composition of the U.S. government following the election have resulted in a number of, and may result in further, changes to U.S. and non-U.S. fiscal tax and other policies, as well as the global financial markets generally. Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes or reforms could have a material adverse effect on our returns. Any significant changes in, among other things, economic policy, the regulation of the asset management industry, tax law, immigration policy or government entitlement programs could have a material adverse impact on the Fund and its Investments.

Changing expectations and increasing scrutiny regarding ESG may negatively impact the Fund's financial returns and reputation. Macquarie cannot guarantee that its sustainability policies, which depend in part on qualitative judgments, will positively impact the financial, climate or sustainability performance of any individual Investment or the Fund as a whole.

MAM has established a sustainability policy, which, subject to its fiduciary duty and any applicable legal, regulatory or contractual requirements, the Adviser intends to apply as applicable to the Fund’s investment portfolio, including in respect of its investment process.

Depending on the investment, the impact of developments connected with sustainability factors, including worker health and safety, environmental compliance, and bribery and corruption, could have a material effect on the return and risk profile of the investment. The act of selecting and evaluating material sustainability factors is subjective by nature, the Adviser may be subject to competing demands from different investors and other stakeholder groups with divergent views on sustainability matters, including the role of sustainability factors in the investment process, and there is no guarantee that the criteria utilized or judgment exercised by the Adviser or any third-party sustainability advisor will reflect the beliefs or values, internal policies, or preferred practices of any particular Investor or other asset managers or with market trends.

Although the Adviser views the consideration of sustainability to be an opportunity to potentially enhance or protect the performance of its investments over the long-term, the Adviser cannot guarantee that its sustainability policy, which depends in part on qualitative judgments, will positively impact the performance of any individual investment or the Fund as a whole. Similarly, to the extent the Adviser or any third-party sustainability advisor engages with Portfolio Entities on sustainability-related practices and potential enhancements thereto, there is no guarantee that such engagements will improve the performance of the investment. Successful engagement efforts on the part of the Adviser or a third-party sustainability advisor will depend on the Adviser’s or any relevant third-party advisor’s ability to engage with the relevant investment and skill in properly identifying and analyzing material sustainability and other factors and their value, and there can be no assurance that the strategy or techniques employed will be successful.

The materiality of sustainability risks and impacts on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, country, asset class and investment style. Sustainability factors, issues, and considerations do not apply in every instance or with respect to each investment held, or proposed to be made, by the Fund, and will vary greatly based on numerous criteria, including location, industry, investment strategy, and issuer-specific and investment-specific characteristics. In evaluating a prospective investment, the Adviser often depends upon information and data provided by the entity or obtained via third-party reporting or advisors, which may be incomplete or inaccurate and could cause the Adviser to incorrectly identify, prioritize, assess, or analyze the entity’s sustainability practices and related risks and opportunities. The Adviser does not intend to independently verify all sustainability information reported by Portfolio Entities, and may decide in its discretion not to utilize, report on, or consider certain information provided by such Portfolio Entities. Any sustainability reporting will be provided in the Adviser’s sole discretion.

In addition, the Adviser’s sustainability framework, including the sustainability policy and associated procedures and practices, is expected to change over time. The Adviser is permitted to determine in its discretion that it is not feasible or practical to implement or complete certain of its sustainability initiatives based on cost, timing or other considerations. It is also possible that market dynamics or other factors will make it impractical, inadvisable or impossible for the Adviser to adhere to all elements of the Fund’s investment strategy, including with respect to sustainability risk and opportunity management, whether with respect to one or more Portfolio Entities or to the Fund’s portfolio generally. Sustainability-related statements, initiatives and goals as described in this Annual Report with respect to the Fund’s investment strategy, portfolio, and investments are aspirational and not guarantees or promises that all or any such initiatives and goals will be achieved.

Further, sustainability integration and responsible investing practices as a whole are evolving rapidly and there are different principles, frameworks, methodologies, and tracking tools being implemented by asset managers, and the Adviser’s adoption of and adherence to such principles, frameworks, methodologies, and tools may vary over time. For example, the Adviser’s sustainability policy does not represent a universally recognized standard for assessing sustainability considerations. Any sustainability-related initiatives to which the Adviser is or becomes a signatory, member, or supporter may not align with the approach used by other asset managers (or preferred by prospective investors) or with future market trends. There is no guarantee that the Adviser will remain a signatory, supporter, or member of or continue to report at the intended cadence or at all under or in alignment with such initiatives or other similar industry frameworks.

Moreover, in recent years anti-ESG sentiment has gained momentum across the U.S., with several dozen states, Congress and the Executive Branch having proposed or enacted “anti-ESG” policies, legislation, executive orders or initiatives or issued related legal opinions. Additionally, asset managers have been subject to recent scrutiny related to sustainability-focused industry working groups, initiatives, and associations, including organizations advancing action to address climate change or climate-related risk, and some have departed those organizations as a result of this scrutiny. Macquarie can expect to be subject to competing demands from different investors and other groups with divergent views on ESG matters, including the role of ESG in the investment process. Recently, some special interest groups and state attorneys general have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since the decision, which has escalated scrutiny of certain practices and initiatives related to diversity, equity, and inclusion (“DEI”). Such anti-ESG and anti-DEI-related policies, legislation, initiatives and scrutiny could expose Macquarie to the risk of investigations or challenges and enforcement by state or federal authorities, result in penalties and reputational harm and require certain investors to divest or discourage certain investors from investing in Macquarie’s funds.

Such policies, legislation, executive orders, initiatives, litigation, legal opinions, and scrutiny could result in the Adviser facing additional compliance obligations, becoming the subject of investigations or enforcement actions, sustaining reputational harm, or require certain investors to divest or discourage certain investors from investing in the Fund.

Regulation and enforcement with respect to asset managers’ sustainability and sustainability disclosures may raise costs, divert resources and reduce Fund returns.

Compliance with regulations concerning asset managers’ sustainability and sustainability disclosures results in management burdens and costs because of, for example, the need to obtain advice from third-party advisors; implement specific governance, risk management systems, and internal controls; and collect information from and about investments. Further, changes to existing regulations, enactment of new regulations, and changes to enforcement patterns could subject the Adviser or the Fund to additional compliance burdens, costs, or enforcement risks, or impact the Fund’s ability to deliver on its investment strategy. The Adviser cannot guarantee that its current approach to sustainability (including the sustainability program) will meet future regulatory requirements.

The Fund may be subject to sustainability disclosure laws.

The Adviser, the Fund, and the Portfolio Entities may be subject to disclosure laws and regulations related to a range of sustainability matters, including greenhouse gas emissions; climate change risks; and human rights matters (collectively, “Sustainability Disclosure Laws”). For example, in the fall of 2023, California passed the Climate Corporate Data Accountability Act (SB-253) and Climate-Related Financial Risk Act (SB-261), which will impose broad climate-related disclosure obligations on U.S.-organized entities that meet certain revenue thresholds and do business in California. In Europe, the Corporate Sustainability Reporting Directive introduces wide-ranging and detailed obligations for European and non-European undertakings to make disclosures in accordance with the European Sustainability Reporting Standards on impacts, risks, and opportunities on a “double materiality” basis. Other jurisdictions have also enacted or are considering enacting mandatory climate and sustainability reporting laws (in many cases based on the recommendations of the Task Force on Climate-related Financial Disclosures or the standards published by the International Sustainability Standards Board), as well as laws requiring reporting of information on other sustainability topics, such as human capital. Compliance with Sustainability Disclosure Laws may require the implementation of or changes to systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management or operational obligations, and dedication of substantial time and financial resources. The compliance burden and related costs may increase over time. Failure to comply with applicable Sustainability Disclosure Laws may lead to investigations and audits, fines, other enforcement action or liabilities, or reputational damage.

The Fund is exposed to risks related to Investments in small and lower middle market companies.

The Fund may invest in small and lower middle market companies. While these Investments may offer greater growth opportunities, they also come with increased risks compared to investments in larger companies. Small and lower-middle market companies may have relatively limited product lines, markets, and financial and other resources. Consequently, these companies may be more susceptible to broad economic trends and specific shifts in markets and technology. Furthermore, their future growth might depend on securing additional financing, which might not be available on agreeable terms when needed. Further, there is ordinarily a more limited marketplace for the sale of interests in smaller, private companies, which may make realizations of gains more difficult. In addition, the relative illiquidity of private equity investments generally, and the somewhat greater illiquidity of private investments in small and lower-middle market companies, could make it difficult for the Fund to react quickly to negative economic or political developments.

The Fund is dependent on the performance of Portfolio Entities that operate within or adjacent to infrastructure markets.

Portfolio Entities operating within or adjacent to infrastructure markets—including those providing critical services such as maintenance, operations, engineering, safety, logistics, manufacturing and distributing specialized products—face multifaceted challenges that can affect their operational and financial outcomes, and, by extension, the financial performance of the Fund. Additionally, the end-users and underlying customers of Portfolio Entities operating in these markets are directly impacted by the risks inherent in the creation, development or management of infrastructure-related products or services. Any losses or downturns suffered by customers of the Portfolio Entities may impact the overall performance of the Portfolio Entities, which, in turn, may impact the performance of the Fund.

Risks Related to Infrastructure Investments

General economic and market conditions could adversely affect the performance of the Fund's infrastructure Investments.

The Fund will pursue investment opportunities in equity and equity-like investments in a globally diversified pool of sustainable infrastructure, real assets, and businesses. These investments will primarily be accessed directly or, to a lesser extent, indirectly through MAM-Managed Entities and Third-Party Funds.

Infrastructure Investments will be subject to the risks incidental to the ownership, construction and operation of such assets, including risks associated with the general economic climate, geographic or market concentration, the ability of the Fund or Macquarie to manage the investment (to the extent the Fund or a MAM-Managed Entity controls the investment), technical problems, financial failures of operating or construction sub-contractors, government regulations, and fluctuations in interest rates. Since investments in infrastructure and similar assets, like many other types of long-term investments, have historically experienced significant fluctuations and cycles in value, specific market conditions may result in occasional or permanent reductions in the value of an investment.

The operations of infrastructure assets and businesses are exposed to unplanned interruptions caused by significant catastrophic events, such as cyclones, earthquakes, landslides, floods, explosions, fires, terrorist attacks, major plant breakdowns, pipeline or electricity line ruptures or other disasters. Operational disruption, as well as supply disruption, could adversely impact the cash flows available from these assets. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in permanent loss of customers, substantial litigation or penalties for regulatory or contractual non-compliance. Moreover, any loss from such events may not be recoverable under relevant insurance policies. Business interruption insurance is not always available, or economical, to protect the business from these risks. Industrial action involving employees, or third parties may also disrupt the operations of infrastructure projects. Infrastructure projects are exposed to the risk of accidents that may give rise to personal injury, loss of life, damage to property, disruption to service and economic loss.

In addition, general economic conditions in relevant jurisdictions, as well as conditions of domestic and international financial markets, may adversely affect operations of the Fund. In particular, because of the long lead-time between the inception of a project and its completion, a well-conceived project may, as a result of changes in investor sentiment, the financial markets, economic, or other conditions prior to its completion, become an economically unattractive investment. With respect to investments in the form of real property (if any), the Fund will incur the burdens of ownership of real property, which include the paying of expenses and ad valorem and other real property taxes, maintaining such property and any improvements thereon, and ultimately disposing of such property.

Infrastructure Investments may not achieve target impact and sustainability objectives, and the Adviser may not receive relevant data for measuring and reporting such outcomes.

Impact risks include the risk that target impact and sustainability objectives of the investment are not achieved, the risk of negative impact creation and the risk that the Adviser does not receive relevant data for measuring and reporting outcomes. The Adviser seeks to manage impact risk through performance monitoring and active asset management, underpinned by MAM’s broader ESG and risk management processes.

The management teams at each Portfolio Entity are critical to the data collection required for sustainability and impact measurement and reporting. The Adviser works with each Portfolio Entity to define and agree data requirements and works with them on an ongoing basis to seek to ensure the collection process is deliverable and efficient. In addition, the ability to deliver sustainability initiatives for each Portfolio Entity may therefore vary across the portfolio depending on factors including governance and sector.

Investments in development project opportunities may involve a heightened business and financial risk that can result in substantial or total loss.

The Fund may invest in development projects and companies. Such investments may involve more risk, including binary risks, than investments in which no development is required. Development projects do not generate operating revenue but will incur costs during the period between acquisition of the asset and completion of the development and any delay in completing the development of the asset may result in increased interest and costs and the potential loss of previously identified income. If the Fund undertakes any development activities, it may hire skilled third-party contractors to provide planning and permitting, design, construction, engineering and various other services. Such contractors may become insolvent, causing cost overruns, program delays or the acceptance of riskier contractor covenants.

Portfolio Entities may also be in an early stage of development, may not have a proven operating history, may be operating at a loss or have significant variations in operating results, may be engaged in a rapidly changing business with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may have difficulty securing attractive sites on reasonable terms, may have difficulty accurately measuring resource availability at levels deemed economically attractive for continued project development, unable to secure approvals, licenses and permits, or may otherwise have a weak financial condition or weak management. In addition, these Portfolio Entities may face intense competitive pressures, including competition from companies with greater financial resources, more extensive development, marketing and other capabilities, and a large number of qualified managerial and technical personnel. The Portfolio Entities may also incur leverage that may have important adverse consequences. For example, Portfolio Entities may be subject to restrictive financial and operating covenants, and leverage may impair their ability to respond to changing business and economic conditions and to business opportunities.

The Fund may face unique risks related to greenfield Investments.

The development of greenfield assets includes a degree of risk associated with the construction of the asset, including the risk that a project will not be completed within budget, within the agreed timeframe and to the agreed specifications. The Adviser will seek to mitigate the Fund’s exposure by transferring some or all of such risks from the relevant Portfolio Entity to the relevant construction contractors under the terms of the construction contract, including a requirement for payment of liquidated damages by the construction contractor. However, should any of the above risks materialize in relation to any Portfolio Entity, they could have a material adverse effect on the value of the relevant Investment which could, in turn, have a corresponding effect on the Fund’s financial position and its results.

Under certain circumstances (for example, where the Fund itself causes the delay), the expected construction completion date may be extended under the contract, and the construction contractor will only be obliged to pay liquidated damages to the Fund for late completion if construction is not completed by that later date. Where the Fund, or the Fund and the construction contractor jointly, have contributed to a delay or a budget overrun, the liquidated damages provisions of the construction contract may not be enforceable.

The Fund may remain at risk if, following construction completion, as a result of site defects or contamination of the site that were not discovered or were caused by the construction contractor.

There may be a limit to the liquidated damages available to the Fund from the construction contractor, particularly in the event of the construction contractor’s financial failure. Consequently, the Fund may not be able to recoup all damages/losses incurred as a result of a time delay or budget over-run.

The Fund’s exposure to the asset maintenance costs of its Portfolio Entities may adversely impact the Fund.

The Fund may be exposed to underlying lifecycle and asset maintenance costs associated with its investments. The cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged interruption may result in a permanent loss of customers, substantial litigation or penalties or regulatory or contractual non-compliance. Moreover, any loss from such events may not be recoverable under relevant insurance policies.

During the period of ownership, certain assets (such as machinery, buildings and plants) may need to be replaced or undergo a major refurbishment. The timing of such replacements or refurbishments is forecast based upon expert advice. However, shorter-than-anticipated asset lifespans, or costs or inflation that are higher than were forecast, may result in lifecycle costs exceeding anticipated amounts. Any cost implication, not otherwise passed down to sub-contractors, will generally be borne by the infrastructure company.

Unforeseen events can cause significant losses for the Fund and exacerbate market volatility.

The use of the Fund’s assets may be interrupted or otherwise affected by a variety of events outside the Adviser’s control, including natural disasters (such as fire, floods, earthquakes and typhoons), man-made disasters (including terrorism), pandemics, defective design and construction, slope failure, environmental legislation or regulation, general economic conditions, labor disputes and other unforeseen circumstances and incidents. Certain of these events have affected similar assets in the past, and if the use of the assets operated by investments is interrupted in whole or in part for any period as a result of any such events, the revenues of such investments could be reduced and the costs of maintenance or restoration as well as the overall public confidence in such assets could be reduced. There can be no assurance that such investments’ insurance would cover liabilities resulting from claims relating to the design, construction, maintenance or operation of the assets, lost revenues or increased expenses resulting from such damage. In some cases, project agreements could be terminated if the events described above were so catastrophic that they could not be remedied within a reasonable period or at all.

If a Portfolio Entity is unable to obtain regulatory approvals in a timely fashion, it may experience significant adverse effects, which in turn could negatively affect the performance of the Fund.

The legal systems of certain target jurisdictions are developing and as such lack the bodies of commercial law and practice normally found in countries with more developed legal systems. In addition, there may be inconsistencies and discrepancies among local, regional and national laws, and a lack of judicial or legislative guidance on unclear or conflicting laws.

An Investment could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company. In addition, government agencies may have considerable discretion in implementing regulations that could impact an Investment’s business separate from any contractual rights they may have. Because infrastructure assets typically provide basic, everyday services and may have limited competition, governments may be influenced by political considerations and may make decisions that adversely affect an Investment’s business.

There can be no assurance that the relevant governmental entities will not legislate, impose regulations or change applicable laws or act contrary to the law in a way that would materially and adversely affect the business of the Fund’s Investments. The Fund or an Investment may be unable to effectively pursue legal remedies against governmental entities for a breach of contractual obligations or other violations of their legal rights.

The concessions or permits of certain investments are granted by government bodies and are subject to special risks, including the risk that the relevant government bodies will exercise sovereign rights and take actions contrary to the rights of the Fund or the relevant Portfolio Entity under the relevant concession agreement or permit. There can be no assurance that the relevant government bodies will not legislate, impose regulations or change applicable laws or act contrary to the law in a way that would materially and adversely affect the business of the Investments. Government concessions or other agreements may also contain clauses more favorable to the government counterparty than would a typical commercial contract. For instance, a lease or concession may enable the government to terminate the lease or concession in certain circumstances without requiring it to pay adequate compensation.

The Fund may invest in jurisdictions which require authorization for environmental aspects of infrastructure projects. It may not be possible to construct and operate infrastructure projects without receiving the environmental authorizations required by local legislation. The Adviser will look to secure all necessary environmental authorizations, but it can make no guarantee that it will successfully do so. In some jurisdictions, retroactive changes to legislation of this type may be enforced, diminishing the ability of a project to continue operating at projected capacity. Interruptions of, or changes to, projected operations may negatively affect the value of an investment and consequently the returns of the Fund.

Competition in certain sectors and alternative assets may require Portfolio Entities to make costly upgrades and respond to pricing pressures, potentially impacting their profitability and the Fund’s performance.

The Fund may invest in investments that construct or maintain and operate assets in a highly competitive environment. The Fund will compete with other consortia and companies for such investments. These competitors, which include large construction and engineering groups and financial investors, may have significant financial resources and may be able to present bids with competitive terms. As a result of such competition, the Fund may have difficulty in making certain investments, or, alternatively, the Fund may be required to make investments on economic terms less favorable than anticipated. Furthermore, the Fund may incur costs in unsuccessful tenders which it is unable to recover. If the Fund fails to make new investments, is unsuccessful in tenders or makes investments under less favorable terms, the Fund’s financial condition and results of operations could be materially and adversely affected.

Furthermore, once assets of Investments become operational, they may face competition from other assets in the vicinity of the assets they operate, the presence of which depends in part on government plans and policies.

Such competition may materially and adversely affect the Fund’s business, financial conditions and results of operations.

Demand, usage and throughput risk can affect the performance of infrastructure assets.

Demand, usage and throughput depend on, and may be affected by, a wide variety of factors, such as demographic changes, economic conditions, fuel prices, government macroeconomic policies, tolls, tariffs, other usage or throughput-related fees, social stability, political or local opposition, technical obsolescence, competition from untolled or other forms of transportation, acts of God, war, terrorism, changes in demand for products or services, slower than projected construction progress and adverse weather conditions. To the extent that the Fund’s assumptions regarding demand, usage and throughput prove incorrect, returns to the Fund could be adversely affected. Some investments may be subject to seasonal variations, including greater revenues and profitability during different seasons of the year. Accordingly, the Fund’s operating results for any particular investment in any particular quarter may not be indicative of the results that can be expected for that investment throughout the year.

The Fund may acquire Portfolio Entities that invest in social infrastructure, which is subject to certain additional risks.

Investments in social infrastructure include (but are not limited to) investments in healthcare, childcare, education and public facilities and services. Such investments can be materially affected by national and international economic and political or policy changes, including but not limited to social, economic and political instability, economic uncertainty, limitations or suspensions of public funding and a disproportionate need for private capital investment. Such factors can lead to uncertainty about long-term funding needs, investment plans, project pipelines and viability.

A lack of comprehensive integration of social infrastructure investment and funding plans can also limit the number of investible projects and create demand-supply imbalances as well as competition for existing projects. These factors can give rise to high project valuations and acquisition prices which may not reflect the true value of the underlying infrastructure or project. In some areas of social infrastructure, such as healthcare and education, skills gaps and a lack of trained professionals can affect long term operational viability.

Social and demographic shifts can also have a material adverse impact on the resilience and operability of social infrastructure investments, including but not limited to increases in: (i) demand for healthcare services arising from an ageing population; (ii) population density and educational needs arising from rapid urbanization and population movements; and (iii) demand for public services arising from changing working and living patterns (e.g., requirements for childcare). Such increases in demand can result in enhanced costs for investors, which may not materialize in a linear manner.

Investments in transportation infrastructure may involve unpredictable changes in circumstances that could adversely affect the Fund.

The Fund may make investments in infrastructure opportunities relating to the transportation sector, which may include investments relating to airports, toll roads, bridges and tunnels, port terminals, railroads, municipal transport, parking facilities and other public or private transportation-related infrastructure investments. The Fund’s ability to make attractive transportation-related infrastructure investments may be subject to a variety of considerations, including general supply/demand trends, overall economic development and growth in the jurisdictions in which the Fund may make investments, general market conditions, socioeconomic changes, and changes relating to governmental spending and related policies. Any adverse or unexpected changes in such conditions could adversely affect the Fund’s ability to consummate attractive transportation-related infrastructure investments and/or the performance of any Portfolio Entities in the transportation sector.

Investments in digital infrastructure may pose risks that adversely affect the Fund.

The Fund may invest in businesses that are dependent on the demand for mobile and internet infrastructure, including data centers, macro cell towers, fiber networks and small cell networks and may be adversely affected by slowdown in such demand. For such mobile and internet infrastructure, demand may be impacted by various factors that are primarily outside the control of the Fund. Additionally, new technologies, including improvements in the efficiency, architecture, and design of wireless or cloud networks may also reduce current and/or anticipated demand for such mobile and internet infrastructure.

Investments in the waste management industry may expose the Fund to additional environmental regulations and risks that adversely affect the Fund.

The waste management industry is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations, and in some instances, international treaties, protocols and other agreements. These laws and regulations are administered by the U.S. Environmental Protection Agency (“EPA”), Environment Canada, and various other federal, state, provincial and local environmental, zoning, transportation, land use, health and safety agencies. Many of these agencies regularly examine a Portfolio Entity’s operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. There has been an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in the waste services industry. There are significant capital expenditures in connection with environmental protection measures, including compliance with federal, state or provincial and local rules. There are costs associated with siting, design, permitting, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. The acquisition, development or expansion of a waste management or disposal facility or transfer station involves considerable time, effort and cost to obtain or maintain required permits and approvals. There are no assurances that a Portfolio Entity will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current regulations and future requirements may require significant capital and operating expenditures. Advancements in disposal alternatives may adversely affect a Portfolio Entity engaged in waste management.

In the U.S., the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”) which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA’s primary means for addressing such releases is to impose strict liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional release of hazardous substances; it can be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of hazardous substances as the term is defined by CERCLA and other applicable statutes and regulations. The EPA may issue orders requiring responsible parties to perform response actions at sites, or the EPA may seek recovery of funds expended or to be expended in the future at sites. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially approved settlement. Liability under CERCLA could also include obligations to a potentially responsible party that voluntarily expends site clean-up costs. Further, liability for damage to publicly owned natural resources may also be imposed. The Fund may have potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed and as a generator or transporter of hazardous substances disposed of at other locations.

Investments in power generation projects and the utility industry may expose the Fund to risks with profitability and financial stability.

The Fund may make certain investments in utility industries both in the U.S. and abroad. In many regions, including the U.S., the market dynamics (including competition) of the utility industry may change, primarily as a result of consumer demands, technological advances, greater availability of natural gas and other factors. Selected pressure may exist where a wholesale market operates. A number of countries are considering, or implementing, methods to introduce and promote competition in the power generation and transmission industries. As a result, additional significant competitors could become active in parts of the utility industry. Deregulation is fueling the current trend toward consolidation among domestic utilities, but also the disaggregation of many vertically integrated utilities into separate generation, transmission and distribution businesses. As a result, additional significant competitors could become active in the independent power industry. In addition, utility asset owners may find it increasingly difficult to negotiate long-term procurement or sales agreements with counterparties, which may affect the Fund’s profitability and financial stability. To the extent competitive pressures increase and the pricing and sale of electricity assume more characteristics of a commodity business, the economics of independent power generation projects into which the Fund may invest may come under increasing pressure.

Compliance with environmental laws and regulations for Investments including energy-related Investments may result in substantial costs to the Fund.

A Portfolio Entity could serve customers within the energy industry. Electric generation and transmission, as well as oil, natural gas, and coal storage, handling, processing and transportation, are typically regulated to varying degrees. In addition to restrictions imposed by environmental regulators, statutory and regulatory requirements also include those imposed by energy, zoning, land use, safety, labor and other regulatory agencies. These businesses are strongly influenced by current and expected commodity and energy prices. Volatility or weakness in commodity prices affects the spending patterns of these customers and may impact the performance of the Portfolio Entity.

Ordinary operation or the occurrence of an accident with respect to an energy asset could cause major environmental damage, which might result in significant financial distress to such asset and therefore the customer that owns such asset, if not covered by insurance. Certain environmental laws and regulations require that an owner or operator of an energy asset address prior environmental contamination, which could involve substantial cost (see “Sustainability Risks” below). Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of environmental contamination. As a result, customers in the energy sector could be exposed to substantial risk of loss from environmental claims which may impact a Portfolio Entity’s business with such customer. Furthermore, changes in environmental laws or regulations might create liabilities that did not exist at the outset of a Portfolio Entity’s relationship with a customer and that could not have been foreseen. Community and environmental groups could protest about the development or operation of energy assets, which might induce government action to the detriment of a customer and/or a Portfolio Entity. New and more stringent environmental or health and safety laws, regulations and permit requirements, or stricter interpretations of current laws, regulations or requirements, could impose substantial additional costs on a Portfolio Entity or could otherwise place a Portfolio Entity at a competitive disadvantage compared to other companies, and failure to comply with any such requirements could have an adverse effect on such Portfolio Entity.

Ongoing changes in the power generation and utility industry may impact the Fund and its Portfolio Entities’ ability to achieve their investment objectives.

Certain customers are expected to be utility providers, and in many regions, including the U.S., the market dynamics (including competition) of those customers, and the utility industry broadly, may change, primarily as a result of consumer demands, technological advances, greater availability of natural gas and other factors. Selected pressure may exist on these customers where a wholesale market operates. A number of countries are considering, or implementing, methods to introduce and promote competition in the power generation and transmission industries. Deregulation is fueling the current trend toward consolidation among domestic utilities, but also the disaggregation of many vertically integrated utilities into separate generation, transmission and distribution businesses. As a result, additional significant competitors could become active in the independent power industry and negatively affect the business of the customers, potentially affecting demand for the services of a Portfolio Entity.

The Fund is subject to risks related to investing in real estate.

Some or all of the Investments may be subject to the risks inherent in the ownership and operation of assets or businesses which may derive a substantial amount of their value from real estate and real estate-related interests. These types of underlying interests are typically illiquid. Deterioration of real estate fundamentals may negatively impact the performance of such investments. Such changes in fundamentals could involve fluctuations as a result of general and local economic conditions, overbuilding and increased competition, increases in property taxes and operating expenses, changes in environmental and zoning laws, casualty or condemnation losses, environmental liability, regulatory limitations on rents, changes in neighborhood values, changes in the appeal of properties to tenants, the availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, natural disasters, increase in interest rates and other factors that are beyond the control of the Adviser. Additionally, the Fund may acquire assets in jurisdictions where indigenous rights (e.g., with respect to tribes or other dispossessed people and communities) to land exist. While the Fund will generally conduct due diligence in such jurisdictions to determine the extent to which it may be affected by such rights, it may not be possible to mitigate against or remove a risk associated with indigenous claims. Additionally, any declaration of title in respect of government protected land on which infrastructure assets are located may negatively affect the operation of those businesses.

The Fund is subject to risks associated with land title.

Certain investments may require large areas of land to install and operate their equipment and associated infrastructure. The rights to use the necessary land may be obtained through freehold title, easements, leases and other rights of use. Different jurisdictions adopt different systems of land title, and in some jurisdictions it may not be possible to ascertain definitively who has the legal right to enter into land tenure arrangements with investments. In addition, the grantor’s fee interests in the land which is the subject of such easements and leases are, or may become, subject to mortgages securing loans, other liens (such as tax liens) and other lease rights of third parties (such as leases of oil, gas, coal or other mineral rights). As a result, an investment’s rights under such leases or easements are or may be subject and subordinate to the rights of third parties. It is also possible that a default by the grantor under any mortgage could result in a foreclosure on the grantor’s interest in the property and thereby terminate the investment’s right to the leases and easements required to operate such investment. Similarly, it is possible that a government authority, as the holder of a tax lien, could foreclose upon a parcel and take possession of the portion of the investment located on such parcel. The rights of a third party pursuant to a superior lease (such as leases of oil, gas, coal or other mineral rights) could also result in damage to or disturbance of the physical assets of an investment or require relocation of investment assets. The locations of the Portfolio Entities may also be subject to government exercise of eminent domain power or similar events. The expiration of a landowner lease and the failure to obtain an extension will adversely affect the Portfolio Entity on such property. If any investments were to suffer the loss of all or a portion of their underlying real estate interests or equipment as a result of a foreclosure by a mortgagee or other lienholder of a land parcel, or damage arising from the conduct of superior leaseholders, such investment’s operations and revenues may be adversely affected. In addition, any declaration of native title or other indigenous rights in respect of land on which investments are located may adversely affect the owner or occupier of that land. While the Fund will generally seek to conduct due diligence in such jurisdictions to determine the extent to which investments may be affected by indigenous rights, it may not be possible to mitigate against or remove a risk associated with indigenous claims.

Certain Investments may be subject to rate regulations that can adversely affect the Fund.

Certain infrastructure assets may be subject to rate regulations that determine or limit the prices they may charge, particularly if a Portfolio Entity is the sole or predominant service provider in its service area or provides services that are essential to the community. Users of the applicable service provided by a Portfolio Entity may react negatively to any adjustments to the applicable rates, or public pressure may cause relevant governmental authorities to challenge such rates. In addition, adverse public opinion, or lobbying efforts by specific interest groups, could result in governmental pressure on Portfolio Entities to reduce their rates, or to forgo planned rate increases or forgo direct or indirect subsidies. Unfavorable price determinations that may be final with no right of appeal or that, despite a right of appeal, are not successfully challenged, could result in its profits being negatively affected and portfolio entities not meeting initial return expectations. In particular, some Portfolio Entities may derive substantially all their revenues from tolls, tariffs, other usage or throughput-related fees, wholesale or other sales of electricity or services related thereto, such as storage or grid management service. The Adviser cannot guarantee that governmental entities with which Investments have concession agreements will not try to exempt certain users from tolls, tariffs or other fees, negotiate or require lower rates or change policies regarding subsidies. If public pressure or government action forces Portfolio Entities to restrict their rate increases or reduce their rates, and they are not able to secure adequate compensation to restore the economic balance of the relevant concession agreement, the Fund’s business, financial condition and results of operations could be materially and adversely affected.

Project agreements may be terminated under certain circumstances, which may affect the Fund and its Portfolio Entities’ ability to satisfy debt obligations and result in a loss of the Fund’s profits.

Project agreements for the Fund’s projects may be terminated in certain circumstances. The compensation to which Portfolio Entities and the Fund will be entitled on termination will depend on the reason for termination and the terms of the respective agreement. In some cases (e.g., termination for force majeure) the compensation payable may only cover the senior debt in the relevant Portfolio Entity and may not include sufficient amounts to repay investment in the Portfolio Entity. In other cases (e.g.,termination for Portfolio Entity default), the amount of compensation payable may cover neither the full amount of senior debt nor the nominal value of the investment in the Portfolio Entity (or the amount paid in the market for that investment). Typically, senior lenders will have security over compensation proceeds. In other circumstances, such as default by the relevant client, the compensation would be expected to cover senior debt and the original return on the investment but not necessarily the amounts paid for the acquisition of the investment by the Fund. All of the foregoing scenarios may result in the loss of the Fund’s investment in the Portfolio Entity.

The Fund may invest in strategic assets which may result in potential loss from third-party claims against the Fund if such strategic assets fail to achieve the Fund’s or its Portfolio Entities’ objectives.

Investments in infrastructure assets may be in those that constitute significant strategic value to public or governmental bodies. The very nature of these assets could generate additional risks not common in other industry sectors. Given the national or regional profile and their irreplaceable nature, such strategic assets may constitute a higher risk target for terrorist acts or political actions. Given the essential nature of the services provided by these assets, there is also a higher probability that the services provided by such assets will be in constant demand. Should an owner of such assets fail to make such services available, users of such services may incur significant damage and may, due to the characteristics of the strategic assets, be unable to replace the supply or mitigate any such damage, thereby heightening any potential loss from third-party claims against the Fund for such failures.

The Fund may be exposed to risks related to interest groups due to the nature of its Investments.

Infrastructure assets often involve a significant impact on local communities and the surrounding environment. It is not uncommon for such assets to be exposed to a variety of legal risks including, legal action from special interest groups. For example, interest groups may use legal processes to seek to impede particular projects to which they are opposed. Popular opposition can produce political pressure to cancel, suspend, limit or impose additional restrictions on operations. Such restriction or disruption may negatively impact returns of the Fund.

The Fund may not be able to successfully identify the return and risk profiles of Portfolio Entities.

The Fund will invest in infrastructure assets based on certain assumptions about the return and risk profiles associated with the investment. The actual risk and return of investments may differ from those assumed by the Fund and adversely affect the performance of the Fund. An infrastructure asset may not perform in accordance with expectations. The anticipated cost of improvements required to bring an acquired asset up to market established standards may exceed budgeted amounts. Infrastructure projects rely on large and detailed financial models that produce estimates or projections of investment cash flows. There is a risk that errors made in the assumptions or methodology used in a financial model may not equate to actual outcomes. In such circumstances, the returns generated by the investment may be less than expected and there can be no assurance that the actual investment cash flows will achieve the stated targeted return.

The Fund is subject to documentation risks.

Certain of the Investments are likely to be governed by a complex series of legal documents and contracts. As a result, the risk of a dispute over the interpretation and enforceability of legal documents or contracts may be higher than for other equity investments. In addition, the Fund may be subject to claims by third parties (either public or private), including, for example, environmental claims, legal action arising out of acquisitions or dispositions, workers’ compensation claims and third-party losses related to disruption of the provision of infrastructure services by an infrastructure provider. If any of the Portfolio Entities become involved in material or protracted litigation, the litigation expenses and the liability threatened or imposed could have a material adverse effect on the Fund.

Infrastructure Investments involve technical risks that may adversely affect the Fund.

Investments may be subject to operating and technical risks common to infrastructure projects, including risk of mechanical breakdown, spare part shortages, failure to perform according to design specifications, labor strikes, labor disputes, work stoppages, grid outages and other work interruptions, and other unanticipated events that adversely affect operations. There can be no assurance that any or all such risk can be mitigated, or that relevant counterparties, if present, will perform their obligations or that insurance will be available on commercially reasonable terms. An operating failure may lead to fines, expropriation, termination or loss of a license, concession or contract on which an Investment may depend, and may cause reputational harm to the Investment or the Fund.

The long-term profitability of an infrastructure project, once constructed, is partly dependent upon efficient operation and maintenance of the assets. Inefficient operations and maintenance, or limitations in the skills, experience or resources of operating companies or, in certain infrastructure sectors, latent defects in acquired infrastructure assets, may adversely affect the financial returns of the Fund. While Macquarie may seek to influence the strategic management of the Investments to the extent the Fund or a MAM-Managed Entity controls the asset, it is not expected to be in a position to control outcomes and, as a result, the operational capacity of the management of an investment may impact the value or returns from the Fund.

The Fund is exposed to governmental and regulatory risks.

Government authorities at all levels are actively involved in the promulgation and enforcement of regulations relating to matters affecting the ownership, use and operation of infrastructure assets. The adoption, interpretation, amendment and enforcement of such regulations could have the effect of increasing the expenses, and lowering the income or rate of return, as well as adversely affecting the value, of any of the Investments. Governments have considerable discretion in implementing regulations that could impact infrastructure assets, and because infrastructure businesses provide, in many cases, basic, everyday services, and face limited competition, governments may be influenced by political considerations and may make decisions that adversely affect the Investments.

Certain of the Investments will be in entities that are subject to substantial regulation by governmental agencies (statutory and regulatory requirements), including those imposed by zoning, environmental, safety, labor and other regulatory or political authorities. Such Investments may require numerous regulatory approvals, licenses and permits to commence and continue their operations. Failure to obtain or a delay in obtaining relevant permits or approvals could hinder construction or operation and could result in fines or additional costs for the project entity or the Fund, loss of the Fund’s rights to operate the affected business, or both, which in each case could have a material adverse effect on the investments.

Where the Fund or a Portfolio Entity’s ability to operate a business is subject to a license, concession, contract or lease from the government, the license, concession, contract or lease may restrict the Fund or the Portfolio Entity’s ability to operate the business in a way that maximizes cash flows and profitability; they are generally very complex and may result in disputes over interpretation or enforceability. If the Fund or its Portfolio Entities fail to comply with these regulations or contractual obligations, they could be subject to monetary penalties or they may lose their rights to operate the underlying infrastructure assets, or both. Where their ability to operate an infrastructure asset is subject to a license, concession or lease from the government, the license, concession or lease may restrict their ability to operate the asset in a way that maximizes cash flows and profitability. The license, lease or concession may also contain clauses more favorable to the government counterparty than a typical commercial contract. For instance, the license, lease or concession may enable the government to terminate the license, lease or concession in certain circumstances (such as default by the Fund or a Portfolio Entity) without requiring the government counterparty to pay adequate compensation. In addition, government counterparties may have the discretion to change or increase regulation of the operations of the investments (including as a consequence of investments causing environmental issues or being subject to industrial actions or actions by special interest groups) or to implement laws, regulations, incentives or policies affecting their operations, separate from any contractual rights that the government counterparties may have.

Governments have considerable discretion in implementing regulations and policies that could impact investments and may be influenced by political considerations and make decisions that adversely affect investments and their operations. Activities not currently regulated may in the future be regulated. Further, there is a risk that governments will repeal or amend existing legislation or, governmental subsidies or make changes to regulated regimes. Such amendments and modifications have occurred in the past. In the past, some governments have grandfathered the regulatory or contract structures under which assets were built, changing the rules and lowering revenues only for new projects, although there is no assurance that grandfathering will occur in the future nor that there will be wholesale changes to relevant legislative regimes.

The relevant governmental agencies or joint venture partners may also impose conditions of ongoing ownership or equivalent restrictions on the Fund in respect of the underlying infrastructure assets. When the Fund or MAM-Managed Entity control the asset, this may include a requirement that such assets remain managed by the Adviser or MAM or their affiliates. Accordingly, removal of the Adviser as manager of the Fund may have material adverse consequences on the continuing ownership and operation of such assets by the Fund. The Adviser (or a Sub-Adviser) may be required to enter into a management contract with the relevant asset company on appropriate commercial terms, pursuant to which a management fee would become payable if the Fund is no longer managed by the Adviser (or its Sub-Adviser).

Moreover, Portfolio Entities may face a number of energy related regulatory issues including electricity supply and generation licensing. Portfolio Entities must comply with the relevant legislative and regulatory framework in terms of the supply and distribution of electricity and may need to obtain and maintain electricity supply licenses (or appropriately route supply through a licensed supplier).

Portfolio Entities will likely need to obtain and maintain relevant planning and environmental permissions. The Adviser and its affiliates cannot guarantee that infrastructure providers, operating providers or similar will comply with such legislative and regulatory frameworks, licenses and planning and environmental permissions and as such, the Portfolio Entities may incur unexpected costs related to the breach of such requirements (impacting on returns to the Fund). Additionally, the costs of compliance with these requirements may be significant and adversely impact the Fund’s financial performance.

Trade policy uncertainty could result in depressed economic activity and adversely affect the financial performance of the Fund and its Investments.

The United States has, from time to time, levied tariffs on goods imported from other countries. The Fund and Portfolio Entities may be negatively affected by tariffs or adverse developments in trade relations between the United States and other countries, including any actions that may be taken by other countries in retaliation to U.S. trade policies. Tariffs, the adoption and expansion of trade restrictions, the occurrence or exacerbation of a trade war, or other governmental action related to tariffs, trade agreements, or related policies could adversely affect Portfolio Entities’ supply chain, access to equipment, costs, and ability to economically serve certain markets. For example, the Section 201 tariffs introduced by the United States in January 2018 significantly increased the cost of importing solar cells and modules produced in foreign countries, which are used to construct renewable energy projects. The U.S. government has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy, and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. All of these factors could depress economic activity. The Fund has no control over the trade policies of the U.S. or other countries and the Fund may be negatively affected by additional restrictive economic measures, such as tariffs or other changes to U.S. trade policies. Any further cost increases or decreases in availability caused by trade policies could slow the Fund’s growth and cause the Fund’s financial results and performance metrics to suffer.

The Fund and its Portfolio Entities may rely on sub-contractors which may expose the Fund to liabilities that adversely affect the Fund.

If a sub-contractor fails to perform the services which it has agreed to provide, there may be a reduction in the payments that the relevant Portfolio Entity (and ultimately the Fund) is entitled to receive, or claims by third parties for damages. These reductions and claims are typically passed on to the relevant sub-contractor. The sub-contractors’ liabilities for the risks they have assumed are typically subject to financial caps and it is possible that these caps may be exceeded in certain circumstances. Any loss or expense in excess of such a cap would be borne by the Portfolio Entity (and ultimately the Fund). If there is a sub-contractor service failure which is sufficiently serious to cause the relevant Portfolio Entity to terminate the subcontract, or an insolvency in respect of a sub-contractor, there may be a loss of revenue during the time taken to find a replacement sub-contractor and the replacement sub-contractor may levy a surcharge to assume the sub-contract or charge more to provide the services. There will also be costs associated with the re-tender process. These may not be recoverable from the defaulting sub-contractor.

Risks Related to Sustainability

The Fund’s Investments are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements, and there can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified.

Sustainability risks linked to environmental aspects include climate risk, both physical and transition risks, and may negatively impact the investments and the Fund. Global climate change is widely considered to be a significant threat to the global economy. Real assets in particular may face risks associated with climate change.

Climate physical risk arises from the physical impacts of climate change including extreme weather events, heat waves, droughts, floods, storms, hailstorms, forest fires, avalanches, long-term climate change, decreasing amounts of snow, changed precipitation frequency and volumes, unstable weather conditions, rising sea levels, changes in ocean currents, changes in winds, changes in land and soil productivity, reduced water availability (water risk), ocean acidification, and global warming including regional extremes.

The value of the Investments may also be affected by transition to low carbon economies. Measures may include bans and restrictions, the phasing out of fossil fuels, other political measures related to the transition to a low-carbon economy, technological change linked to the transition to a low-carbon economy and changes in customer preferences and behavior. See “Item 1A. Risk Factors—Risks Related to Investment Strategy—The Fund may be subject to sustainability disclosure laws.”

The Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce GHG emissions may expose real assets to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to GHG emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (e.g., declining market for assets, products and services seen as GHG intensive or less effective than alternatives in reducing GHG emissions) and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to GHG emissions). The possibility that climate risks could result in unanticipated delays or expenses and, under certain circumstances, could prevent completion of investment activities or the effective management of real assets once undertaken, any of which could have a material adverse effect on an investment, or the Fund cannot be ruled out.

Environmental liabilities may arise with respect to investments as a result of a large number of factors, including changes in laws or regulations and the existence of conditions that were unknown at the time of investment. Investments and the performance of the Fund in general may be adversely affected to the extent that any such environmental liabilities arise.

The operation of investments is subject to numerous statutes, rules and regulations relating to environmental protection. There is the possibility of existing or future environmental contamination, including soil and groundwater contamination, as a result of the spillage of hazardous materials or other pollutants.

Under various environmental statutes, rules and regulations of the appropriate jurisdiction, a current or previous owner or operator of real property may be liable for non-compliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous materials. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous materials. The presence of these hazardous materials on a property could also result in personal injury, property damage or similar claims by private parties.

Persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of those materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person.

Any liability of investments resulting from non-compliance or other claims relating to environmental matters could have a material adverse effect on the value of such investments.

The Investments may have a negative impact on biodiversity. The impact on biodiversity spans the development, construction and operation of the Fund’s assets and efforts to reduce this impact (including on community relations) may be considered within the investment process with impacts mitigated or netted off where appropriate. However, there is no guarantee that any negative impacts on biodiversity of the investments will be mitigated or netted off, and they could have a negative impact on the value of the investments and returns of the Fund.

Certain of the Investments will be in entities that are subject to substantial regulation by governmental agencies (statutory and regulatory requirements), including those imposed by zoning, environmental, safety, labor and other regulatory or political authorities. Should the investments have a negative impact on biodiversity, this could expose the Fund and its Investments to financial or other sanctions in various jurisdictions, which could potentially include fines, prosecution, potential debarment from public procurement and termination or revocation of licenses or governmental approvals and reputational damage, all of which could materially and adversely affect the market value of the investments and the returns of the Fund.

National and local environmental laws and regulations affect the operations of infrastructure projects and companies. The Fund may invest in investments that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements, and there can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. Standards are set by these laws and regulations regarding certain aspects of health and environmental quality, and they provide for penalties and other liabilities for the violation of such standards, and establish, in certain circumstances, joint and several obligations to remediate and rehabilitate current and former facilities and locations where operations are, or were, conducted or where materials were disposed of. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on Investments or potential investments and could create liabilities which did not exist at the time of acquisition and that could not have been foreseen. Compliance with such current or future environmental requirements does not ensure that the operations of investments will not cause injury to the environment or to people under all circumstances or that investments will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could lead to, among other things, government fines and stop-work injunctions and could have a detrimental impact on the financial performance of infrastructure projects. There can be no assurance that investments will at all times comply with all applicable environmental laws, regulations and permit requirements. Past practices or future operations of investments could also result in material personal injury or property damage claims.

The Fund is subject to risks related to Investments that may be affected by various social factors.

The risk posed by the exposure to issuers that may potentially be negatively affected by social factors such as poor labor standards, human rights violations, damage to public health, data privacy breaches, or increased inequalities. Social risk may negatively affect the value of investments by impairing assets, productivity or revenues or by increasing liabilities, capital expenditures, operating and financing costs.

Certain investment entities may have unionized work forces or employees who are covered by a collective bargaining agreement, which could subject any such investment entity’s activities and labor relations matters to complex laws and regulations relating thereto. Moreover, an investment entity’s operations and profitability could suffer if it experiences labor relations problems. Upon the expiration of any investment entity’s collective bargaining agreements, it may be unable to negotiate new collective bargaining agreements on terms favorable to it, and its business operations at one or more of its facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating its collective bargaining agreements. A work stoppage at one or more of an investment entity’s facilities could have a material adverse effect on its business, results of operations and financial condition. Any such problems additionally may adversely affect the Fund’s ability to implement its investment objectives.

When services are transferred from the public to private sector there is the potential for labor action at the time of transfer and possible ongoing labor disputes. The transfer of services from the public to the private sector may require that existing negotiated labor agreements be observed. However, even where such agreements are adhered to, it is always possible that labor action may arise as a result of perceived changes in the relationship between the existing workforce and private ownership. Many infrastructure assets employ a unionized labor force. Risks associated with employment of personnel, including unionized labor, include labor strikes, reputational damage, labor disputes, work stoppages and other unanticipated events which may adversely affect operations.

Health and safety are key risk areas in the operation and maintenance of many infrastructure assets. Costs associated with the failure to protect the health and safety of workers in, and users of, infrastructure assets could adversely impact the Fund. The physical location, construction, maintenance and operation of infrastructure assets pose health and safety risks to those involved or in the vicinity of the asset. Construction and maintenance of infrastructure assets may result in bodily injury, industrial accidents, and even death. If an accident were to occur in relation to one or more of the Fund’s portfolio of assets, the Fund could be liable for damages or compensation to the extent such loss is not covered under existing insurance policies. Health and safety concerns and/or accidents could also result in the suspension (either temporary or long-term) of operations of an asset which will reduce the revenue of the Fund from that asset. Liability for damages or compensation in relation to accidents and/or suspension of operations could have a material adverse effect on the Fund.

Infrastructure (like many other sectors) is potentially exposed to significant human rights impacts. In recent years, legislatures have adopted measures that seek to tackle instances of modern slavery (including forced labor) in supply chains. For example, the United States has regulations and other measures which focus on forced labor (including the Tariff Act of 1930, Pub. L. No. 71-361 (June 17, 1930), as amended by the Trade Facilitation and Trade Enforcement Act of 2015, Pub. L. No. 114-125 (Feb. 24, 2016), and the Trafficking Victims Protection Act, Pub. L. No. 115-427 (Jan. 9, 2019) and its subsequent reauthorizations, as well as the White House National Action Plan to Combat Human Trafficking (Dec. 2021) and the U.S. National Action Plan on Responsible Business Conduct (Mar. 2024)). Significantly, the Uyghur Forced Labor Prevention Act (Public Law No. 117-78) (“UFLPA”) was enacted on December 23, 2021, and went into effect on June 21, 2022. The UFLPA creates a rebuttable presumption that goods mined, produced, or manufactured wholly or in part in Xinjiang, China, or by an entity on the UFLPA Entity List are prohibited from U.S. importation under 19 U.S.C. § 1307. U.S. Customs Border and Protection authorities have been active in detaining goods and companies are closely scrutinizing their supply chains to pre-empt the detention of goods. The EU’s Corporate Sustainability Due Diligence Directive (2024/1760) requires in-scope companies to identify and address adverse human rights and environmental impacts in their upstream and downstream chain of activities. These measures exist on top of existing obligations to report (and in some cases, carry out due diligence in respect of modern slavery-type issues or other issues applicable to various entities as a result of legislation already in place in the UK, Australia, Switzerland, Norway, France, and Germany).

To the extent applicable to the Fund, these legislative developments may result in heightened scrutiny of the Fund’s portfolio management of issues connected with modern slavery (including forced labor) and, depending on the applicable legislation, may result in reputational risk or fines (both criminal and administrative), and other sanctions. The Fund will seek to mitigate risk through putting in place the appropriate Adviser policies and processes (including due diligence of third-party service/equipment providers) alongside ensuring appropriate policies are in place for Portfolio Entities and counterparties.

These are only examples of sustainability risk factors and sustainability risk factors do not solely determine the risk profile of the investment. The relevance, severity, materiality and time horizon of sustainability risk factors and other risks can differ significantly between investments.

Sustainability risk can manifest itself through different existing risk types (including, market, liquidity, concentration, credit, asset-liability mismatches etc.). As a result, sustainability risk factors may have a material impact on an investment, may increase the volatility, affect liquidity and may result in a decrease in the value of interests in the Fund.

The impact of those risks may be higher for Investments with particular sectoral or geographic concentrations, such as with geographical concentration in locations susceptible to adverse weather conditions where the value of the Investments may be more susceptible to adverse physical climate events, or Investments with specific sectoral concentrations such as investing in industries or issuers with high carbon intensity or high switching costs associated with the transition to low carbon alternatives.

All or a combination of these factors may have an unpredictable impact on the investments and the Fund. Under normal market conditions, such events could have a material impact on the value of interests in the Fund.

The impacts of sustainability risks are likely to develop over time and new sustainability risks may be identified as further data and information regarding sustainability factors and impacts become available and the regulatory environment regarding sustainable finance evolves. These emerging risks may have further impacts on the value of interests in the Fund.

Portfolio Entities and their host countries may have weak governance structures that expose the Fund to additional liabilities.

There may be risks posed by exposure to weak governance structures. For companies, governance risk may result from malfunctioning boards, inadequate remuneration structures, abuses of minority investors’ or bondholders’ rights, deficient controls, aggressive tax planning and accounting practices, or lack of business ethics. For countries, governance risk may include governmental instability, bribery and corruption, privacy breaches and lack of judicial independence. Governance risk may negatively affect the value of investments due to poor strategic decisions, conflict of interest, reputational damages, increased liabilities or loss of investor confidence.

Diverse factors, including the cost-effectiveness, performance and reliability of renewable energy technology, changes in weather and climate and availability of government subsidies and incentives, as well as the potential for unforeseeable disruptive technology and innovations, present potential challenges to investments in renewable assets.

Investments in renewable energy and related businesses and/or assets have recently enjoyed support from international, supranational, national, state, provincial and local governments and regulatory agencies designed to finance or support the financing development thereof, such as the U.S. federal investment tax credit and federal production tax credit, U.S. Department of the Treasury grants, various renewable and alternative portfolio standard requirements enacted by several states, renewable energy credits and state-level utility programs such as system benefits charge and customer choice programs. Similar support, initiatives and arrangements exist in non-U.S. jurisdictions as well, in particular the EU. Non-U.S. jurisdictions may have more variable views on policies regarding renewable energy (and, for example, may be more willing or likely to abandon initiatives regarding renewable energy in favor of more carbon-intensive forms of traditional energy generation). The combined effect of these programs is to subsidize in part the development, ownership and operation of renewable energy projects, particularly in an environment where the low cost of fossil fuel may otherwise make the cost of producing energy from renewable sources uneconomic. The operation and financial performance of any renewable energy Investment may be significantly dependent on governmental policies and regulatory frameworks that support renewable energy sources. There can be no assurance that government support for renewable energy will continue, that favorable legislation will pass or that the electricity produced by the renewable energy Investments will continue to qualify for support through applicable renewable portfolio standards programs. The elimination of, or reduction in, government policies that support renewable energy could have a material adverse effect on a renewable energy Investment’s financial condition or results of operation. To the extent any tax credits, other favorable tax treatment or other forms of support for renewable energy are changed, such as a result of recent changes to the Code from the OBBBA (as defined below), the Fund’s renewable energy Investments may be negatively impacted.

The Fund is exposed to risks related to infrastructure projects that are heavily dependent on the developer, equipment suppliers and operators of assets.

Infrastructure assets can have a narrow customer and supplier base. Should any of the customers or suppliers fail to pay their contractual obligations, or a government appropriate the underlying assets or retroactively change renewable energy subsidy regimes, significant revenues could cease and become irreplaceable. Limited suppliers (for example, the case of offshore wind, in relation to procuring turbines) or supply chain risk would also lead to increased project costs. This would affect the profitability of the asset and the value of any securities or other instruments issued in connection with such assets. Infrastructure projects can be heavily dependent on the developer, equipment suppliers and operator of the assets. There are a limited number of developers, equipment suppliers, and operators with the expertise necessary to successfully maintain and operate offshore wind projects for example. The loss of a developer, equipment supplier, or operator for an infrastructure project of the Fund could significantly impair the financial success of the project and have a material adverse effect on the investment. Similarly, the insolvency of a lead contractor, a major subcontractor or a key equipment supplier could result in material construction delays, project disruptions and additional costs and these may have a material adverse effect on the performance of the investment.

Investments in Portfolio Entities experiencing or expected to experience financial difficulties, or that otherwise may become distressed, may ultimately cause such Portfolio Entities to become subject to bankruptcy proceedings.

The Fund may make investments in restructurings that involve Portfolio Entities that are experiencing or are expected to experience financial difficulties. These financial difficulties may never be overcome and may cause such Portfolio Entity to become subject to bankruptcy proceedings. Such investments could, in certain circumstances, subject the Fund to certain additional potential liabilities that may exceed the value of the Fund’s original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to the Fund and distributions by the Fund to the Investors may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by local statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims.

There is no assurance that power purchasers under the Fund’s or the Portfolio Entities’ power purchase agreements will fulfill their contractual obligations, which could significantly impact the Fund’s financial performance and operational stability.

Companies engaging in renewable energy projects will often enter into a power purchase agreement (“PPA”) for electricity offtake. Payments by power purchasers to such projects pursuant to their respective PPAs may provide the majority of such companies’ or projects’ cash flows. There can be no assurance that any or all of the power purchasers will fulfill their obligations under their PPAs or that a power purchaser will not become bankrupt, or that upon any such bankruptcy its obligations under its respective PPA will not be rejected by a bankruptcy trustee. There are additional risks relating to the PPAs, including the occurrence of events beyond the control of a power purchaser that may excuse it from its obligation to accept and pay for delivery of energy generated by a company or project. The failure of a power purchaser to fulfill its obligations under any PPA or the termination of any PPA may have a material adverse effect on a Portfolio Entity or project. To date, many PPAs have been provided by national governments (through fixed tariffs, or some other form of subsidy). There is no guarantee that governments will retain previously agreed tariffs and no guarantee that such tariffs will continue to be offered to new projects.

The Fund cannot guarantee the availability and quality of equipment used in connection with its infrastructure assets.

The Fund’s revenue may depend in part upon the availability and operating performance of the equipment used in connection with infrastructure assets within its portfolio, including solar assets and offshore wind assets, such as solar panels. Even where such equipment is available, the Adviser’s procurement processes may not permit the Fund to acquire such equipment as a result of concerns raised during supply chain due diligence for example. Some of that equipment is owned/maintained by the project and some is likely to be owned/maintained by third parties. A defect, serial defect or a mechanical failure in the equipment, or an accident which causes a decline in the operating performance of equipment and the availability of such equipment, can directly impact upon the revenues and profitability of that asset. Should access to spare or replacement parts be restricted by their discontinued production, the planned operational lifetime of the assets could be reduced. The Adviser will incorporate an estimate of operating cost spend and unavailability of equipment within the financial forecasts, consistent with third-party advice. There is a risk that differences between actual and forecast costs will exist. The impact on the Fund of any failure of or defect in the equipment used in the operation of its assets should be reduced to the extent that the Fund has the benefit of any warranties or guarantees given by an equipment supplier.

The Fund is exposed to risks associated with supply chain shortages that result from events beyond Macquarie’s control.

The Fund and its suppliers’ supply chain and operations could be subject to events beyond our control, such as earthquakes, wildfires, flooding, hurricanes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, cyber-attacks, government restrictions, tariffs, or limitations on trade, and geo-political unrest and uncertainties. For example, the COVID-19 pandemic caused significant shipping delays and price increases and also raised the price of inputs like steel, resulting in a number of our suppliers and EPC Contractors raising force majeure claims to excuse the performance of their obligations under our contracts with them.

There have also been periods of industry-wide shortage of key components, including solar panels, in times of rapid industry growth or regulatory change. For example, guidance from the Internal Revenue Service, or the IRS, on the steps required for construction to be deemed to have commenced in time to qualify for federal investment tax credits resulted in significant module and other supply shortages in the market as customers started purchasing supplies in advance of the December 2019 deadline to qualify for a 30% investment tax credit. Changes in federal, state, or local regulations, such as recent changes to the Code resulting from the OBBBA, may require new or different system components to satisfy the requirements of such newly effective codes or regulations, which may not be readily available for distribution to us or our suppliers. The manufacturing infrastructure for some of our projects’ components has a long lead time, requires significant capital investment, and relies on the continued availability of key commodity materials, potentially resulting in an inability of manufacturers to meet demand for these components, which, as a result, could negatively affect the Fund’s ability to complete projects in a timely manner and increase our costs.

Ongoing changes in the electricity supply industry may adversely affect the Fund.

Certain Investments may be in projects and Portfolio Entities directly related to electric utilities and, in most cases, such utilities are the ultimate customers for purchasing electricity from renewable energy projects. The operation of renewable energy projects often takes place at sites that are remote from the electrical transmission and distribution system, frequently requiring grid interconnection and reinforcement. In many markets, the electricity supply industry is experiencing increasing competitive pressures, primarily in wholesale markets, as a result of consumer demands, technological advances, greater availability of natural gas and other factors. There can be no assurance that: (i) existing regulations applicable to electricity utilities will not be revised or reinterpreted, especially those imposing mandates upon them to purchase renewable electricity; (ii) new laws and regulations will not be adopted or become applicable to electricity utilities companies; (iii) the technology and equipment selected by such utilities to comply with current and future regulatory requirements will not change materially over time; (iv) the required grid interconnection and reinforcement to permit uninterrupted generation will be undertaken in a timely manner at reasonable cost; or (v) such utilities’ business and financial condition will not be materially and adversely affected by such future changes in, or reinterpretation of, laws and regulations (including the possible loss of exemptions from laws and regulations) or any failure to comply with such current and future laws and regulations.

Investments may be dependent on electricity transmission facilities which exposes the Fund to risks associated with the availability of grid connectivity.

Certain Investments must be connected to the distribution or transmission grid to sell their energy output. Therefore, these assets may be dependent on electricity transmission facilities owned by third parties to sell the electricity produced by its assets. Due to the continued roll out of renewables there is an increased risk of curtailment and grid outages which will reduce the amount of electricity a project can export, which in turn, reduces the revenues generated by a project in any given period. Typically, the Fund will not be the owner of, nor will it be able to control, the transmission or distribution facilities except those needed to interconnect its assets to the electricity network. Accordingly, a wind or solar farm must have in place the necessary connection agreements and comply with their terms in order to avoid potential disconnection or de-energization of the relevant connection point.

In addition, if the transmission or distribution facilities break down without fault of the distribution of transmission grid operator, the Fund may be unable to sell its electricity and this could have a material adverse effect on the Fund’s returns in these assets. The circumstances in which compensation, if any, would be payable are limited and the amounts payable are unlikely to be sufficient to cover any losses of revenue.

Moreover, development projects may also face the risk of not securing a grid connection which materially impact their value. These risks may adversely affect the returns of the Fund in these assets. The Fund will need to consider any related costs and any timetabling implications for the connection of projects (where applicable), as well as ensuring compliance with policies and regulation in relation to grid connectivity.

Investments in smaller or less established companies carry increased uncertainty and potential for loss due to the reliance on management, exposure to industry-specific risks and uncertain projections.

The Fund may invest its assets in the securities of smaller, less established companies with shorter operating histories. Investments in such companies may involve greater risks than are generally associated with Investments in more established companies.

Although the Fund will monitor the performance of each investment, the Fund will necessarily rely on management to operate the Investments on a day-to-day basis and the Fund’s performance is partially dependent on the continued efforts of these management teams. Each investment will be dependent on certain key personnel, and the loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on these businesses and the level of their distributions, which could adversely affect the results of operations and the Fund’s ability to generate cash and pay distributions.

Additionally, as the business models and implementation of green energy technologies expand and mature, other industrial areas could potentially come within the scope of the Adviser or Sub-Advisers’ investment mandates, and such industries could provide other industry-specific risks that do not currently exist in the Fund’s current investment strategy, or that the Fund’s management teams are not currently aware of.

Risks of Investing in Natural Climate Solutions

Investments in natural climate solutions may expose the Fund to risks that adversely affect the Fund.

The Fund is subject to risks generally affecting interests and Investments in, and ownership of/legal title to, real assets (including carbon assets), including: changes in local market conditions or general political and economic conditions or in specific industry segments; declines in asset values; changes in valuation yields due to relative attractiveness of real assets as an asset class; variations in supply of and demand for obsolescence of real assets and carbon credits; fluctuations in the availability of financing for the acquisition of real assets; changes in governmental rules, local authorities’ pre-emption rights, regulations and fiscal and other policies; technical problems; natural disasters or alterations in ecosystem functioning; financial failures of operating or site preparation subcontractors, and acts of God (where not covered by insurance); changes to applicable taxation regimes in relation to real assets and recent changes to, or uncertainty in, the U.S. federal income tax treatment of carbon credits, all of which may affect valuation levels and may adversely impact the Fund. There is no assurance that there will be a ready market for resale of any Portfolio Entity because they will generally not be liquid. Lack of liquidity may result from the absence of an established market for a Portfolio Entity, as well as legal or contractual restrictions on their resale by the Fund.

The Fund is exposed to risks associated with the ability to acquire and use carbon credits.

There can be no guarantees or assurances that any Portfolio Entity will generate or otherwise make available to the Fund any carbon credits. The Fund cannot guarantee that any carbon credits can or will be used for compliance purposes under any regulatory regime, or accepted for voluntary climate action goals under any standard, initiative, or guidance, or that any of these regimes, standards, initiatives, or guidance will not vary over time. The value and transferability of carbon credits is highly dependent upon government regulation, and the lack of authorization of a natural climate solutions project may affect the transfer of full legal title to the carbon credits, the possibility to transfer carbon credits internationally, and may also restrict the way in which carbon credits may be used or claimed. Trading of carbon credits is mainly done over the counter or in markets which are largely immature and illiquid. Furthermore, it may not be possible to establish the current value of carbon credits at any particular time.

The Fund’s value may depend on a market price for carbon credits. Price changes may occur based on supply and demand dynamics as new markets for carbon credits emerge. An increase in supply may partly offset price increases. To the extent that the Adviser’s assumptions regarding the demand, usage and supply of carbon credits prove incorrect, delivery of carbon credits to the Fund could be adversely affected.

The success of Investments in real assets such as agriculture and forestry are largely dependent on unpredictable market conditions.

The Fund’s investment strategy may be based, in part, upon the premise that real assets will be available for purchase by the Fund at prices which the Adviser considers favorable. Further, the Fund’s investment strategy relies, in part, upon local market conditions. No assurance can be given that real assets businesses and assets can be acquired at favorable prices or that the market for such assets will recover, or continue to improve, as the case may be, since this will depend, in part, upon events and factors outside the control of the Fund. Further, the Fund’s investment strategy relies, in part, upon the continuation of existing market conditions (including, for example, supply and demand characteristics) or, in some circumstances, upon more favorable market conditions existing in the future. No assurance can be given that real assets can be acquired or disposed of at favorable prices or that the market for such assets will either remain stable or, as applicable, recover or improve, since this will depend upon events and factors outside the control of the Fund. The Fund’s business and the value of its Portfolio Entities may be adversely affected by periods of economic slowdown or recession, which may be accompanied by declining real estate values. Furthermore, there are risks that the value of the Units will be affected by factors particular to real assets securities and related industries or sectors (such as government regulation) and may fluctuate more widely than that of a fund that invests in a broad range of industries.

Timber and agricultural commodities are subject to a number of uncertainties regarding prices, costs, and market access. Agricultural and wood products commodity prices may suffer from volatility as a result of weather shocks and their effects on yields, energy price shocks and changes in supply and demand. Changes to international trade may increase or decrease access to certain markets.

In addition, fiscal constraints or political pressure may also lead the governments of countries across the globe to impose increased taxation or other charges on operations in the agriculture and forestry sectors. If the assets of the Fund are subjected to increased taxation, royalties or expropriation, it could have an adverse effect on the Fund’s financial condition. Further, government consents or notifications may be required for Investments or disposals by the Fund which may make it challenging and costly for the Fund to make new Investments or realize existing Investments on a timely basis or at all, which could, in turn, have an adverse effect on the Fund’s profitability.

Risks Related to Private Infrastructure Equity Investments

The Fund’s ability to achieve its investment objectives largely depends on the management teams in Portfolio Entities.

The Fund may invest in Portfolio Entities whose success depends on the management talent and efforts of one person or on a small group of persons, any of whose resignation, incapacity or death could adversely affect the businesses. No assurances can be given that such individuals will continue to be affiliated with the relevant Portfolio Entity throughout the life of the Fund, and a departure of any such individual may result in a material adverse effect on the performance of the Portfolio Entity and in turn, a material adverse effect on the performance of the Fund.

Investments in equity securities expose the Fund to a heightened level of risk.

Equity securities generally represent the most junior position within an issuer’s capital structure and are therefore subject to the greatest risk of loss. Targeted returns will reflect the assumed level of risk, but there can be no assurance that the Fund will be adequately compensated for risks taken.

Investments in the securities of various issuers are also subject to a number of risks, which will be dependent in part on the structure of the issuer (e.g., corporation, partnership, etc.) and the structure of the securities (e.g., common equity, preferred equity, etc.). The performance of securities may depend in part on liquidity, market support, price volatility, and the relative rights of more senior and junior stakeholders, among other things. The business, creditworthiness, tax position, and effectiveness and stability of management of the issuer, as well as general and specific financial, business and economic conditions, may also have an effect on the value of securities.

Investments in unquoted companies carry a high degree of business and financial risk.

The Fund will primarily seek opportunities relating to unquoted companies. Investments in unquoted companies are intrinsically riskier than in quoted companies as the unquoted companies may be smaller, more vulnerable to changes in technology and the general economic, geographic or market conditions, and may be more dependent on the skills and commitment of a small management team.

The Fund's controlling investments may create additional liability and expose assets of the Fund to claims by Portfolio Entities, their shareholders and their creditors.

The Fund may seek investment opportunities that either allow the Fund to acquire control or exercise influence over management and the strategic direction of investments (whether as a result of its participation alone or as a consequence of its participation alongside other MAM-Managed Entities) or in which Macquarie otherwise seeks to leverage its expertise and capabilities in an effort to contribute to the success of the investment, for instance by providing advice and guidance regarding key strategic, commercial and financial decisions. The exercise of control over a Portfolio Entity imposes additional risks of liability for environmental damage, product defects, failure to supervise management and other types of liability in which the limited liability characteristic of business operations generally may be ignored. The exercise of control over an investment could expose the assets of the Fund to claims by such investment, its security holders and its creditors. While the Adviser intends to operate the Fund in a way that will minimize exposure to these risks, the possibility of successful claims cannot be precluded. If these liabilities were to arise, the Fund might suffer a significant loss. Consequently, the Adviser may not be solely in control of the acquisition, financing and disposition of all Investments in the Fund’s portfolio and the portfolio’s construction may be negatively impacted as the Fund’s investment strategy and targeted returns are premised upon the opportunity to assemble, manage, finance, retain and harvest a complete and balanced portfolio.

The Fund may also make investments indirectly or acquire only a minority interest or a participation in an asset underlying an Investment, and as a result may not be able to exercise control over the management of such Investment. In certain circumstances, the Fund (or its subsidiaries or other vehicles through or in which it makes its Investments) will be required to waive governance or voting rights it would otherwise have as a result of its participation in an investment. In such case, the Fund will have limited, and in some cases no, influence on the management and investment decision of such Investments and may not always be in a position to effectively protect its interest. The Fund might not always be in a position to protect its interests effectively, particularly if management teams pursue objectives which are inconsistent with those of the Fund.

The Fund’s role on the board of its Portfolio Entities may expose the Fund to additional liabilities.

The Fund may be represented on the boards of one or more Portfolio Entities and, because of anti-market abuse regulations or those nominee directors’ duties to act in the best interests of those Portfolio Entities, the Adviser’s ability to sell interests in such Portfolio Entities when and upon the terms that it may otherwise desire may be impaired.

The designation of representatives and other measures contemplated could expose the assets of the Fund to claims by a Portfolio Entity, its security holders or its creditors, including claims that the Fund is a controlling person and thus is liable for securities laws violations of a Portfolio Entity. These measures could also: (i) result in certain liabilities in the event of the bankruptcy or reorganization of a Portfolio Entity; (ii) result in claims against the Fund if the designated directors violate their fiduciary or other duties to a Portfolio Entity or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles; and (iii) expose the Fund to claims that it has interfered in management to the detriment of a Portfolio Entity.

Risks Related to Private Infrastructure Debt Investments and Lending Generally

The Fund has limited control over its borrowers’ assets or business activities.

The ability of a lender to control the assets or business activities of a borrower is considerably less than the control that can be exercised by an equity investor.

Investments in debt securities carry credit and interest rate risks.

The assessment of a borrower’s ability to repay a loan is based on a number of assumptions. There is a risk that the assumptions made may prove to be incorrect. The longer the term of the debt, the harder it is to be certain that the assumptions will prove correct. The long-term nature of the Private Infrastructure Debt Investments that the Fund may acquire will heighten the risk of circumstances arising which were not contemplated in the original credit assessment and may in turn increase the risk of the initial credit assessment being inaccurate.

The Fund may encounter risks with coordination amongst lenders involved in Investments.

When lending jointly or as part of a consortium, a minority lender may not be in a position to control the enforcement and other actions to be taken under a loan. In particular, infrastructure projects and certain utility financing platforms are subject to complex intercreditor arrangements which may mean that amendments, waivers, consents and the ability to take or direct enforcement action, including the acceleration of debt, are outside of the control of a single creditor. As financings may have very diverse creditors (including public bondholders, banks, financial institutions, hedging providers, the European Investment Bank, monoline insurers (whether active or non-active), supra-national lenders and insurance companies), and as such creditors may have different payment rankings, the interests of creditors operating such intercreditor arrangements are not necessarily aligned.

There are risks associated with lenders’ enforcement actions upon the borrower.

If a lender is required to take enforcement action and sell the underlying asset/business of a borrower it may recover less under such a forced sale than might otherwise be achieved and the proceeds might not be sufficient to cover all the amounts owing by the borrower. In some jurisdictions or for certain sub sectors, special insolvency regimes may apply which may prevent the enforcement of security and commencement of insolvency proceedings.

The Fund is subject to risks relating to the prepayment of Private Infrastructure Debt Investments.

If a Private Infrastructure Debt Investment is pre-paid in advance of its maturity date, capital may not be able to be reinvested at the same rate of return. A break fee may be payable by the borrower in some instances which may wholly or partially compensate for the prepayment having occurred. If a break fee is not paid or not payable, this may have a negative impact on the expected duration of the Private Infrastructure Debt Investment by the Fund and the duration of returns received by an Investor.

The Fund may incur significant fees and may be subject to laws, rules and regulations of various federal, state and local government agencies regarding the origination of loans.

The Fund may originate loans, including senior, and junior loans, in each case, in compliance with local law requirements. The Fund’s success in this area will depend, in part, on its ability to originate loans on advantageous terms. In making loans, the Fund will compete with a broad spectrum of lenders (which could include Macquarie), many of which may have substantially greater financial resources than the Fund.

Increased competition for, or a diminution in the available supply of, qualifying loans could result in lower yields on such loans, which could reduce returns to Investors. There can be no assurance as to the amount and timing of payments with respect to the loans; the loans could become non-performing and possibly go into default, and the borrower could enter into bankruptcy or liquidation. Although the Adviser will attempt to manage risks of investing in loans, there can be no assurance that the Fund’s Private Infrastructure Debt Investments will increase in value or that the Fund will not incur significant losses.

Origination and intermediation of loans in certain jurisdictions can amount to a regulated activity. Typically, in those jurisdictions where such regulations do apply, the Fund or the Adviser would be required to obtain regulatory approval as a pre-condition of being able to carry on such activities. The Fund intends to structure its affairs in such a way that neither it nor the Adviser will be required to obtain any such regulatory approval(s). Inability to originate loans in such a jurisdiction, due to lack of appropriate authorization, may limit the range of Investments available to the Fund. Such inability may require the Fund to enter into arrangements with intermediaries who have such authorizations, most typically banking institutions, to assist with loan origination or intermediation. To the extent that the Adviser determines to pursue such a strategy, it is likely to increase expenses and reduce returns to the investors and may expose the Fund to the credit risk of such intermediary. Further, the application of such laws and regulations is often complex to determine and highly specific to the individual circumstances of the Fund and the proposed borrower. This means that the Fund may incur significant legal, tax and other advisory fees in its efforts to ensure that it acts in compliance with such laws and regulations. Such determinations will often ultimately depend upon the professional judgement of the Fund’s legal, tax and other advisors and it is therefore possible that a regulatory authority may dispute such determinations with potentially adverse consequences for the Fund or the Adviser.

Certain portions of the Fund’s portfolio may be dedicated to the origination and purchasing of loans, which may expose the Fund to additional risks of default.

A portion of the Fund’s portfolio may be committed to the origination or purchasing of loans to both public and privately owned businesses. With respect to the origination or purchasing of loans from medium-sized or privately owned businesses, compared to larger, publicly owned firms, such companies may have limited financial resources and access to capital as well as higher funding costs. They may be in a weaker financial position and may need more capital to expand or compete. These companies frequently have shorter operating histories, narrower product lines and smaller market share than larger businesses, which render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. There may not be as much information publicly available about these companies as would be available for public companies, and such information may not be of the same quality. These companies are also more likely to depend on the management talents and efforts of a small group of persons and, as a result, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on these companies’ ability to meet their obligations. The above challenges increase the risk of these companies defaulting on their obligations.

The Fund faces risks associated with different parts of a borrower’s debt capital structure.

The Private Infrastructure Debt Investments of the Fund may be contractually or structurally subordinated to the senior debt obligations of an issuer or financing group. Such subordinated Private Infrastructure Debt Investments may be characterized by greater credit risks and higher loss given default than those associated with the senior obligations of the same issuer. Subordinated or junior tranches in an issuer’s capital structure may absorb losses from default before other more senior tranches to which such junior tranches are subordinated.

Adverse changes in the financial condition of an issuer, general economic conditions, or the terms of the senior financing structure may impair the ability of such issuer to make payments on the subordinated securities and result in defaults on such securities more quickly than in the case of the senior obligations of such issuer. As a result, to the extent the Fund invests in such securities, the Fund would potentially receive payments after, and would bear the effects of losses or defaults on its Investments before, the holders of other more senior tranches of debt. In the absence of an intercreditor arrangement with senior creditors, the Fund may have limited protections or rights following an event of default. In addition, the ability of the Fund to influence an issuer of such securities’ affairs would likely be substantially less than that of senior creditors.

The Fund may also lend on an unsecured basis. In the event of default or insolvency of a borrower, the Fund would rank subordinate to secured lenders and pari passu to unsecured creditors. In such circumstance the Fund is at greater risk of experiencing significant loss.

The Fund, the Adviser, the Sub-Advisers and their affiliates have different investment positions in securities which may create conflicts of interest that may adversely affect the Fund’s outcome in certain Investments.

The Adviser, the Infrastructure Debt Sub-Adviser or their affiliates, because of differing investment objectives, different investment teams or other factors, may cause other investment vehicles to take investment positions different from those taken by the Fund in securities in which the Fund invests, including positions contrary to those held by the Fund or senior or junior to those held by the Fund. When deciding whether or not to invest in such positions, the Adviser and Infrastructure Debt Sub-Adviser will take into account a number of factors, including the size of the relative positions, nature and extent of voting rights, relative covenant packages, materiality of the investment to the Fund or other investment vehicle, the nature of the lender syndicate and the expected maturity date, being the date on which, in the opinion of the Adviser and the Infrastructure Debt Sub-Adviser, the relevant Infrastructure Debt Investment could reasonably be expected to be refinanced in full.

To the extent that the Fund holds interests that are different (or more senior or junior) than those held by such other vehicles, the Adviser, the Infrastructure Debt Sub-Adviser and their affiliates may be presented with decisions involving circumstances where the interests of such other vehicles are in conflict with those of the Fund, including with respect to targeted returns for the investment and the timeframe for and method of exiting the investment. Furthermore, it is possible that in certain circumstances, including for example in a bankruptcy proceeding or other action relating to a distressed situation for the relevant borrower, the Fund’s interest may be subordinated or otherwise adversely affected by virtue of such other vehicles’ involvement and actions relating to its investment.

Borrowers equally face credit risk in relation to their project counterparties.

Borrowers often enter into warranty and bonding arrangements with project counterparties, such as equipment suppliers, construction, operational and maintenance counterparties. Such warranties and bonds typically cover the non-performance of the counterparty or the relevant equipment under certain conditions and are typically subject to time limits, maximum pay-out clauses and other contractual restrictions. Payments under warranties and bonds will ultimately depend on the relevant counterparty’s ability to satisfy its financial obligations.

Financial analysis for infrastructure project companies is typically based on the fact that construction and other risks of operating the relevant concessions are substantially assumed by third-party contractors. Infrastructure project companies may be exposed to increased cost or other liabilities where this does not happen, for example as a result of the operation of contractual limits of liability, contractor default or insolvency or defective contractual provisions.

Lending to Utilities

Increasing competition in regulated utilities may adversely impact the outcome of Investments.

Regulators in the utility sector have sought and continue to seek to introduce increased competition into the market for the provision of regulated utility services (including the separation of wholesale and retail businesses). The introduction of increased competition could lead to a reduction in the revenue of the relevant utility borrower which could have a material adverse impact on the borrower’s business, operational performance, profitability or financial condition and thus the Investments.

The Fund is subject to revenue risks.

The turnover, profitability and cash flow of many regulated utilities are substantially influenced by the service levels, regulatory targets and price limits established by the relevant regulator, and such regulator’s assessment of delivery against those factors.

Inadequate allowed cost of capital or regulatory assumptions concerning operating expenses and required capital expenditure as well as turnover forecasts proving not to be sufficiently accurate, unforeseen financial obligations or costs (for example, as a result of ensuring regulatory compliance or changes to legislation or regulatory requirements) which are not taken into account by the relevant regulator in setting price limits and are consequently not compensated for, could materially adversely affect the financial performance and profitability of such utilities.

Non-recovery of consumer debt may adversely impact the Fund and its Investments.

Non-recovery of consumer debt is a risk to many regulated utility businesses and may cause such utility’s profitability to suffer. The risk is often exacerbated as a result of regulatory regimes which may limit the sanctions or other options available to such regulated utility in reducing its bad debts. The relevant regulator may make allowances in the price limits for a proportion of debt deemed to be irrecoverable, however, the utility borrower may not be able to recover all bad debts through this mechanism (or such recovery may be subject to a time delay). The borrower may therefore suffer losses from its inability to recover its debts fully, which could adversely affect the borrower’s business, operational performance, profitability or financial condition which could in turn impact on the Investments.

A borrower’s inability to execute its capital expenditure program may adversely impact the Fund and its Investments.

The business of utility companies requires significant capital expenditure by a borrower. The price limits set by the relevant regulator as part of price controls will take into account such regulator’s view of the level of capital expenditure expected to be incurred and the associated funding costs and operating costs (on an efficient basis). If a borrower is unable to deliver its capital investment program at expected expenditure levels, or is unable to secure the expected level of efficiency savings on its capital investment program, or the program falls behind schedule or contains incorrect assumptions by the borrower as to the capital investment required, the borrower’s available cash flow might suffer because of a need for increased capital expenditure. A regulator of such a borrower may take such failings into account which could lead to a borrower being unable to recover its costs or reduction in its revenue due to the borrower’s failure to meet targets (for example in relation to environmental compliance and output).

Regulators have also introduced incentive mechanisms for capital expenditure allowing regulated utilities to recover their actual capital expenditure for specific outputs, plus or minus revenue rewards or penalties that depend on how closely their expenditure forecasts compare to the regulator’s expectations and the regulated utility’s actual expenditure. Any penalty deducted from the allowed capital expenditure may have a material adverse effect on the regulated utility’s cash flow and thus on the Investments.

The lack of security over assets in certain jurisdictions may adversely impact the Fund.

In certain jurisdictions, a regulated utility’s ability to grant security over its assets and the enforcement of such security may be restricted through statute or the regulatory regime applicable to such borrower. In these circumstances, the security to be provided over the assets of the regulated company affords significantly less protection to the secured creditors (including the Fund) than would be the case if such a company were not a regulated utility.

The Fund is exposed to risks related to lending to infrastructure.

The Fund’s objective is to also acquire (with the intention generally to hold), and to earn income from, a diversified portfolio of Investments in the debt of companies which directly or indirectly own infrastructure projects. In addition to the risks of the Investments otherwise described in this Annual Report, to which any such debt Investment will be exposed to, these debt Investments (whether senior or subordinated) will necessarily be subject to the risks incidental to the relevant borrowers’ ownership and operation of infrastructure projects.

In general, all of the risks identified above in respect of infrastructure projects as they apply to the Fund’s equity and equity-like Investments in infrastructure projects, as described in “Risks Related to Infrastructure Investments,” and “Risks Related to Sustainability” and “Risks of Investing in Natural Climate Solutions” above, also apply to the Investments by the Fund in the debt of companies which directly or indirectly own infrastructure projects and references to the Fund shall be construed as references to the relevant borrower, as applicable.

If any of the risks identified above in “Risks Related to Infrastructure Investments,” “Risks Related to Sustainability” and “Risks of Investing in Natural Climate Solutions” above materialize, they could reduce the revenues generated by a debt investment, including as a result of the borrower’s ability to satisfy its debt repayment obligations, and consequently adversely affect the return of the Fund therefrom.

Risks Related to Liquid Investments

Country risk can adversely affect the Fund’s ability to achieve its investment objectives.

Country risk refers to potential adverse political, economic or social developments affecting the return on an investment in a country which may reduce the value of the Fund’s assets. Examples of events that may affect the value of Investments in a country are political instability, recession, war, tariffs, income inequality, refugee migration, terrorism, the potential break-up of political-economic unions and political corruption. The materialization of one or more of these risks could negatively affect our financial performance.

The Fund may also invest in emerging markets. Investments in emerging markets may be more volatile than Investments in more developed markets. Some of these markets may have relatively unstable governments, economies based on only a few industries and securities markets that trade only a limited number of securities. Many emerging markets do not have well developed regulatory systems and disclosure standards may be less stringent than those of developed markets.

The risks of expropriation, nationalization and social, political and economic instability are greater in emerging markets than in more developed markets.

The Fund is exposed to risks associated with income securities.

The Fund may have exposure to a range of income securities. The value of these securities may fall, for example due to market volatility, interest rate movements, perceptions of credit quality, supply and demand pressures, a change to the reference rate used to set the value of interest payments, market sentiment, or issuer default.

Ratings and/or credit estimates are not a guarantee of quality.

Additionally, the value of the Liquid Investments that the Fund has exposure to may be sensitive to changes in market perceptions of credit quality, both of individual issuers and of credit markets in general. Deteriorations in the market’s perception of credit quality may negatively impact the values of such securities, and hence the Fund’s value.

The Fund may have exposure to securities that may have been assigned credit ratings by external ratings agencies. A rating downgrade could reduce the value of a security. Credit ratings do not guarantee the credit quality of a security and may be re-assessed by rating agencies in a range of circumstances.

The Fund is subject to risks of default.

Issuers of securities that the Fund has exposure to may also default on their obligations by, for instance, failing to make a payment due or by failing to return the principal. Counterparties to the Fund and/or an underlying fund may default on a contractual commitment. Default on the part of an issuer or counterparty could result in a loss to the Fund.

The Fund will be subject to risks associated with bank loans.

Traded bank loans are a specialized asset class, and may incur higher valuation and liquidity risks than standard fixed income debt instruments, as well as being exposed to market sentiment regarding the bank loan sector in general. Additionally, the underlying borrowers may be of lower credit quality, exposing the purchaser of the loan to higher default risk. Traded bank loans may also be exposed to increased operational risk due to their specialized administration and settlement processes.

The Fund is subject to risks associated with its investments in derivatives.

Derivatives may be used in the Liquid Investments portfolio for hedging or other purposes. Derivatives are highly specialized instruments that require investment techniques and risk analyses different from those associated with equities and bonds. The use of a derivative instrument requires an understanding not only of the underlying instrument but also of the derivative itself, without the benefit of observing the performance of the derivative under all possible market conditions. In particular, the use and complexity of derivatives require the maintenance of adequate controls to monitor the transactions entered into, the ability to assess the risk that a derivative adds to the Fund and the ability to forecast, among other things, price, interest rate or currency rate movements correctly. Derivative investments also present a risk that the counterparty in a derivative transaction will be unable to honor its financial obligation to the Fund. The use of derivatives may also expose the Fund to legal and documentation risk, and may have the effect of magnifying both gains and losses.

Natural disasters, disease outbreaks and other events beyond the control of a party could have a severe impact on the value of the Fund’s Investments.

The Adviser, or issuers or counterparties of Investments that the Fund holds or has exposure to may be impacted by an event beyond the control of that party which affects that party’s ability to perform its obligations and may cause losses to the Fund. This includes events such as fire, flood, earthquakes, pandemic, war, terrorism and labor strikes.

Volatility may adversely impact the Fund.

Volatility risk is the potential for the value of the Investments or the NAV per share to vary, sometimes markedly and over a short period of time. This volatility can also affect amounts available for distribution to Investors. As an indicator of risk, the greater the volatility of returns the more likely it is that returns will differ from those expected over a given time period. Investments in equity securities offering emerging markets exposure are traditionally towards the higher end of the volatility spectrum.

The Fund may invest in emerging markets that involve additional risks and considerations not typically associated with investing in more established markets.

The Fund may invest in eligible assets which are listed on the securities exchanges of emerging or frontier market countries, as well as investing in companies which are located or have operations within such countries. Emerging or frontier markets are typically more volatile than developed markets and can result in increased risk for investors.

Emerging or frontier markets are generally considered riskier than developed markets due to factors such as lower liquidity, the potential for political unrest, the increased likelihood of sovereign intervention (including default and currency intervention), currency volatility and increased legal risk. Emerging market Investments therefore may experience increased asset price volatility and face higher currency, default and liquidity risk.

The risks of investing in emerging or frontier markets include those risks listed below.

Political and Legal Risks

In emerging markets, investor protection legislation or protection available through other legal avenues (for example concepts of fiduciary duties) may be limited, non-existent, or difficult to enforce in practice. Obligations on companies to publish financial information, or to publish such information in accordance with recognized accounting standards, may also be limited. Governments may make or invoke policy or regulation that changes the established rights of private sector companies. There is a further risk that a government may prevent or limit the repatriation of foreign capital or the availability of legal redress through the courts. There is also the risk of government intervention in the operation of financial markets, for instance a forced closure of markets.

Market, Valuation and Settlement Risks

Eligible markets which are securities exchanges in emerging markets are likely to be less liquid and less efficient than regulated markets. Eligible assets traded on such exchanges can be more difficult to sell and value. Investor registers may not be properly maintained and ownership of or interests in such eligible assets may not be (or remain) fully protected. Registration of ownership of securities may be subject to delays and during the period of delay it may be difficult to prove beneficial ownership of the securities. In some markets, the concept of beneficial ownership is not recognized or is not well developed.

Custody arrangements for such securities may not be well developed. Settlements may still take place in physical rather than dematerialized form. In some markets there may be no secure method of delivery against payment which would minimize the exposure to counterparty risk. It may be necessary to make payment on a purchase or delivery on a sale before receipt of the securities or, as the case may be, sale proceeds.

Taxation Risks

Potential investors should note that tax law and practice in emerging market countries is less established than in countries with regulated markets. It is therefore possible that current laws, interpretation, guidance, or practices relating to taxation may change, potentially with retrospective effect. This may mean that the Fund may have to pay additional taxes or have sales proceeds withheld for tax reasons in circumstances which cannot be anticipated at the time when Investments are made, valued or disposed of.

The Fund is subject to risks associated with exchange-traded funds.

If the Fund eventually decides to invest in exchange-traded funds, the risks typically reflect the risks of the instruments in which the exchange-traded fund invests. Because exchange-traded funds are investment companies, the Fund will bear its proportionate share of the fees and expenses of an investment in an exchange-traded fund. As a result, the Fund’s expenses may be higher and performance may be lower.

The Fund is subject to risks associated with high yield (junk bond) debt.

The Fund may have exposure to high yield (junk bond) securities. High yield securities, commonly known as “junk bonds,” are subject to reduced creditworthiness of issuers; increased risk of default and a more limited and less liquid secondary market. High yield securities may also be subject to greater price volatility and risk of loss of income and principal than are higher-rated securities. High yield bonds are sometimes issued by municipalities that have less financial strength and therefore have less ability to make projected debt payments on the bonds.

The Fund is subject to risks associated with restricted securities.

The Fund may invest in securities that contain restrictions of their negotiability and/or issue. Such Investments may be less liquid, making it difficult to acquire or to dispose of such Investments which may lead to the Fund experiencing adverse price movements upon any such disposal. Such restricted securities may be but are not limited to securities known as “Rule 144A securities.”

Rule 144A securities are privately offered securities that can be resold only to certain qualified institutional buyers. As such securities are traded among a limited number of investors, certain Rule 144A securities may be illiquid and involve the risk that the Fund may not be able to dispose of these securities quickly or in adverse market conditions.

Tax Risks

Tax authority challenges to the Fund’s tax positions may increase liabilities, penalties or audit costs for the Fund and Investors.

The taxation of partnerships and partners is complex. The Fund may take positions with respect to certain tax issues that depend on legal and other interpretive conclusions. Should any such positions be successfully challenged by a taxing authority, an Investor might be found to have a different tax liability for that year than that reported on its tax returns. In addition, a taxing authority’s review of the Fund may result in a review of the returns of some or all of the Investors, which examination could result in adjustments to the tax consequences initially reported by the Fund and affect items not related to an Investor’s investment in the Fund. If such adjustments result in an increase in tax liability for any year, the Fund or one or more of the Investors may also be liable for interest and penalties with respect to the amount of underpayment. The legal and accounting costs incurred in connection with any taxing authority’s review of the Fund’s tax returns will be borne by the Fund. The cost of any audit of an Investor’s tax return will be borne solely by the Investors. Each prospective Investor is strongly urged to consult its tax advisor.

Investors may be subject to U.S. tax upon redemption of their Units and/or remaining investors may be allocated taxable income that would otherwise have been allocated to the redeeming Investor.

An Investor that redeems an interest in the Fund generally will recognize gain or loss equal to the difference, if any, between the adjusted basis of the interest and the amount realized from redemption. The General Partner may elect to allocate specially for U.S. federal income tax purposes profits or losses to any redeeming Investor (including an Investor whose Units are only partially redeemed) and any such allocation may result in a redeeming Investor being allocated ordinary income in lieu of capital gain it otherwise would have been subject to upon redemption of its Units. Alternatively, the General Partner may not elect to specially allocate profits or losses to such redeeming Investor which may result in the remaining Investors in the Fund being allocated taxable income that otherwise would have been allocated to the redeeming investor. Each prospective Investor is strongly urged to review the disclosure included in “Certain U.S. Federal Income Tax Considerations” and to consult its tax advisor.

Changes in tax laws related to exceptions under the publicly traded partnership rules may disqualify the Fund from being taxed as a partnership.

The Fund intends to operate in a manner to enable it to be taxable as a partnership for U.S. federal income tax purposes, and may rely on the “qualifying income” exception to treatment as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes. The tax rules governing partnerships, publicly traded partnerships, and the “qualifying income exception” are complex and subject to change. Given the highly complex nature of the rules governing partnerships and the 1940 Act, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities the Fund is undertaking and the possibility of future changes in its circumstances, it is possible that we will not so qualify for any particular year. If the Fund were treated as a corporation for U.S. federal income tax purposes, material adverse U.S. federal income tax consequences could result for Investors and the Fund.

U.S. federal income tax liability resulting from IRS audits will be paid by the Fund unless the Fund qualifies for and affirmatively elects an alternative procedure.

U.S. federal income taxes arising from an IRS audit of the Fund will be paid by the Fund absent an election to the contrary. In addition, a “partnership representative” will have the power to act on behalf of the Fund and its Investors in all IRS audits and other proceedings involving the Fund’s U.S. federal income, loss, deductions, and credits.

The tax consequences of holding an interest in the Fund may differ for each Investor.

No attempt is made herein to summarize the tax consequences for each prospective Investor of acquiring, holding or disposing of an interest in the Fund depending on such Investor’s particular tax characteristics. The tax position of Investors in the Fund may differ according to the Investor’s particular financial and tax situation and accordingly the structure of the Fund and its Investments may not be tax efficient for any particular prospective Investor. No undertaking is given that amounts distributed or allocated to Investors will have any particular tax characteristics or that any specific tax treatment will be enjoyed. Further, no assurance is given that any particular investment structure in which the Fund has a direct or indirect interest will be suitable for all Investors and, in certain circumstances, such structures may lead to additional costs or reporting obligations for some or all of the Investors. Each prospective Investor should consider its own tax position in relation to acquiring, holding and potentially disposing of an interest in the Fund, consulting its tax advisor as appropriate.

Tax-exempt and non-U.S. Investors may incur UBTI or ECI and the Feeder may be subject to additional direct or indirect tax liability.

Tax-exempt Investors should be aware that they may be subject to U.S. federal income tax (and possibly state and local income tax) with respect to their share of such income and gain from the Fund that is treated as unrelated business taxable income (“UBTI”) within the meaning of Section 512 of the Code. In addition, an investment in the Fund by non-U.S. Investors may result in such Investor recognizing and being required to report income that is effectively connected with the conduct of a trade or business within the United States for U.S. federal income tax purposes (“ECI”). Non-U.S. Investors must generally file U.S. federal income tax returns and pay U.S. federal income tax with respect to ECI of the Fund allocable to them. Regardless of whether the Fund’s activities constitute a trade or business, under provisions added to the Code by Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), gain derived by the Fund from the disposition of U.S. real property interests (including interests in certain entities owning U.S. real property interests) is generally treated as ECI. Thus, non-U.S. Investors (other than certain qualified foreign pension funds and entities wholly owned by qualified foreign pension funds) that invest in the Fund should be aware that a portion of the Fund’s income and gain from its U.S. Investments is expected to be treated as ECI under FIRPTA and thus is expected to cause such non-U.S. Investors to be subject to U.S. federal income tax (and possibly state and local income tax), as well as U.S. federal income tax return filing obligations, with respect to their share of such income and gain. The Fund has no obligation to minimize UBTI or ECI.

Significant amounts of the assets of the Feeder are expected to be held through one or more Non-U.S. Corporations and significant incremental tax may be incurred from the use of such Non-U.S. Corporations (including non-U.S. taxes). Although the Feeder believes that the classification of any entity through which it indirectly holds its interest in the Fund that elects to be classified as a corporation for U.S. federal income tax purposes, should be respected, it is possible the IRS could seek to disregard any Corporation for UBTI or ECI purposes, which could result in the debt-financed property or other UBTI rules being applied to tax-exempt Investors directly or the ECI rules being applied to non-U.S. Investors directly.

Prospective investors should consult their own tax advisors regarding the foregoing.

Investors owe taxes on their allocated capital gains or income in excess of distributions from the Fund.

Due to possible differences between the allocation of gain or income for any tax purposes and distribution of cash relating to gain or income (including possible timing differences and disproportionate uses of cash to fund redemptions), there can be no assurance that Investors who are subject to tax on the allocated gain or income will receive distributions sufficient to satisfy their tax liabilities fully, and no assurance can be given that the Fund will make cash distributions in amounts sufficient to cover such tax liabilities as they arise. The Fund is expected to generate taxable income in excess of cash distributions to Investors, including as a result of annual taxable income inclusions from “passive foreign investment companies” in which the Fund is expected to invest and elect to treat as a “qualified electing fund” under the Code. Investors who are subject to tax on the allocated gain or income may not receive distributions sufficient to satisfy their tax liabilities fully. Accordingly, each Investor should ensure that it has sufficient cash flow from other sources to pay all tax liabilities resulting from such Investor’s ownership of an interest in the Fund.

The Fund and the Investors may face taxes and filing obligations in non-U.S. jurisdictions and may incur non-creditable or non-deductible local taxes.

While no assurance can be made, the General Partner will seek to cause the Fund, and any vehicle in which the Fund has a direct or indirect interest or the Investors to avoid becoming subject to tax, including transfer taxes, in jurisdictions in which any such vehicles are incorporated, organized, controlled, managed, have a permanent establishment or are otherwise located or in which Investments are made or with which Investments have a connection. In addition, while no assurance can be provided, the General Partner will seek to cause the Fund or the Investors to avoid becoming subject to non-U.S. tax return (or other tax) filing obligations. Taxes such as withholding tax, branch tax or similar taxes may be imposed on profits of, or proceeds arising to, the Fund from Investments in such jurisdictions. In addition, local tax incurred in such jurisdictions may not be creditable to, or deductible by, the Investors in their respective jurisdictions (including the United States).

Changes in tax laws and interpretations may adversely affect the Fund's and Investors’ tax treatment.

All statements contained herein concerning the U.S. federal income tax (or other tax) consequences of an investment in the Fund are based on existing law and interpretations thereof. Changes in or the enactment of new U.S. federal income tax and other tax laws, regulations or other administrative guidance and interpretations thereof could occur during the life of the Fund, potentially altering both the level and basis of taxation. The U.S. has previously proposed or recommended changes to existing tax laws or has enacted new laws that could significantly increase our tax obligations or adversely affect our business, financial condition, and results of operations. The “One Big Beautiful Bill Act” (the “OBBBA”) includes several new provisions (and other amendments) to the Code. The impact of the OBBBA and any other potential tax changes on an investment in the Fund is uncertain. While certain changes in tax laws may be beneficial, others could negatively affect the after-tax returns of the Fund and the Investors. Accordingly, no assurance can be given that the currently anticipated tax treatment of an Investment, or of the Fund, will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of the Investors. Additionally, tax authorities in jurisdictions where the Fund maintains investments may change their tax codes so as to force or attempt to force increased disclosure from or about the Fund or its Investors as to the identity of all persons having a direct or indirect interest in the Fund. Such additional disclosure may take the form of additional filing requirements on Investors. Prospective investors should consult their own tax advisors regarding potential changes in tax laws and the impact on their investment in the Fund and the impact on the Fund and any potential Investments.

The General Partner may be required to collect information concerning Investors and share with tax authorities.

Numerous jurisdictions have enacted, or have committed to enact, legislation and administrative guidance requiring the collection and sharing of certain information in order to combat tax avoidance. FATCA aims to combat tax evasion by U.S. tax residents using foreign accounts. It imposes withholding taxes in certain circumstances and requires financial institutions outside the United States to collect and share information about their U.S. customers. In addition, the OECD has published a global Common Reporting Standard (“CRS”) for the exchange of information pursuant to which many countries have now signed multilateral agreements. In the EU, Council Directive 2011/16/EU on administrative co-operation in the field of taxation (as amended) effectively implements the OECD’s CRS and requires governments to obtain detailed account information from financial institutions and exchange that information automatically with other jurisdictions annually.

One or more of these information exchange regimes are likely to apply to the Fund or vehicles in which the Fund owns an interest and may require the Adviser to collect and share with applicable taxing authorities information concerning Investors (including identifying information and amounts of certain income allocable or distributable to them). The Fund may not have control over whether the underlying entities in which the Fund owns an interest comply with the reporting regime. Further, an

Investor’s failure to provide required certifications or other information may result in withholding taxes, government-imposed penalties, expulsion from the Fund or other potential remedies. Such withheld amounts that are allocable to an Investor may be deemed to have been distributed to such Investor to the extent the taxes reduce the amount otherwise distributable to such Investor.

The Fund's use of corporate intermediate entities may result in significant incremental taxes and varying tax impacts on Investors depending on their jurisdictions.

Significant amounts of the assets of the Fund are expected to be held through one or more entities taxable as corporations for U.S. federal income tax purposes and may be subject to U.S. corporate federal (and applicable state and local) income tax. In addition, if any such entity were a non-U.S. Corporation, it might be considered a “passive foreign investment company” (a “PFIC”) or “controlled foreign corporation” (a “CFC”), which may result in additional income tax reporting or payment obligations. Because Investors will be located in numerous taxing jurisdictions and subject to different tax rules, no assurance can be given that any such structure will benefit all Investors to the same extent, including any structures or acquisitions utilizing leverage. Any such structure may result in additional indirect tax liabilities for certain Investors. Thus, significant incremental tax obligations may be incurred from the use of such entities. Such structures shall be determined in the sole discretion of the Adviser, generally to ensure that the Fund is classified as a partnership and not a publicly traded partnership taxable as a corporation and to provide simplified tax reporting for Investors. Prospective investors should consult their own tax advisors regarding the foregoing.

The Fund is subject to risks associated with QEF elections.

There can be no assurance that a PFIC in which the Fund or an investment fund in which the Fund holds interests or invests will provide the information necessary for a qualified electing fund (“QEF”) election to be made or that stock of a PFIC will otherwise qualify as “marketable stock.” Because of this, the Fund may seek to avoid investing directly in PFICs in order to streamline tax reporting to investors and may instead hold such entities through U.S. Corporations.

The uncertainty of U.S. federal income tax legislation may impact the Fund and its Investors.

A number of items of legislation are currently proposed, or have been proposed in the past, that could significantly alter certain of the U.S. federal income tax consequences of an investment in the Fund or the Feeder. It currently is uncertain whether any such proposed legislation (or similar legislation) will be enacted into law. The impact of any potential tax changes on an investment in the Fund is uncertain. Prospective investors should consult their own tax advisors regarding potential changes in tax laws and the impact on their investment in the Fund and the impact on the Fund and any potential Investments.

The treatment of U.S. federal estate taxes may impact the Fund and its Investors.

The U.S. federal estate tax treatment of an investment in the Fund or the Feeder with regards to the estate of a non-citizen who is not a resident of the United States is not entirely clear. If the interests in either the Fund or the Feeder are includable in the U.S. gross estate of such person, then a U.S. federal estate tax might be payable in connection with the death of such person. Prospective individual non-U.S. investors who are non-citizens and not residents of the United States should consult their own tax advisors concerning the potential U.S. federal estate tax consequences with regard to an investment in the Fund or the Feeder.

ERISA Risks

The Fund faces risks relating to the provision of managerial assistance.

The General Partner will use commercially reasonable efforts such that the assets of the Fund should not constitute “plan assets” of any Investor that is a Benefit Plan Investor within the meaning of ERISA, and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by the Plan Asset Regulations and may, in this regard, elect to operate the Fund as a VCOC or an REOC, each within the meaning of the Plan Asset Regulations. Operating the Fund as a VCOC would require that the Fund obtain rights to substantially participate in or influence the conduct of the management of a number of Investments. Operating the Fund as a REOC would require that the Fund participate directly in the management and development activities of the underlying real estate acquired (directly or indirectly) by the Fund. In the case of Investments in Portfolio Entities, the Fund will typically designate a director to serve on the board of directors of one or more Portfolio Entities as to which it obtains such rights. The designation of directors and other measures contemplated could expose the assets of the Fund to claims by a Portfolio Entity, its security holders and its creditors. While the General Partner intends to minimize exposure to these risks, the possibility of successful claims cannot be precluded.

Because the General Partner may operate the Fund in a manner intended to qualify the Fund as a VCOC or REOC in order to avoid holding “plan assets” within the meaning of ERISA, the Fund may be restricted or precluded from making certain Investments. In addition, such operation could require the General Partner to liquidate Investments at a disadvantageous time, resulting in lower proceeds to the Fund than might have been the case without the need for such compliance.

The Fund is subject to risks associated with ERISA compliance.

No assurance can be given that the Fund will operate as a VCOC or a REOC, however, in which case the Fund will use commercially reasonable efforts to satisfy another exception to the Plan Asset Regulations, including by qualifying the Units for the “publicly offered securities” exception (within the meaning of the Plan Asset Regulations), and limiting investment by, or prohibiting investment from, Benefit Plan Investors in our Units, however no assurance can be given that this will be the case. The General Partner does not intend to qualify the Feeder as a VCOC or REOC, and does not currently intend to qualify the Feeder for the “publicly offered” securities exception or limit investment in the Feeder by Benefit Plan Investors to less than 25% of the total value of each class of equity interests in the Feeder, and it is possible that the assets of the Feeder will constitute “plan assets” (within the meaning of the Plan Asset Regulations) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code. In this regard, general partner of the Feeder intends to structure the Feeder as an intermediate entity for purposes of an indirect investment in the Fund with limited discretion with respect to the investment, management and disposition of the assets of the Feeder, but does not intend to be a fiduciary with respect to any Benefit Plan Investor for purposes of the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code. Prospective investors should consult with their legal advisors as to the consequences of making Investments in the Fund directly or indirectly through the Feeder.

The Fund could be subject to risks arising from potential controlled group liability.

Under ERISA, upon the termination of a tax-qualified single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, if a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group.

A “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both “parent-subsidiary groups” and “brother-sister groups” applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that the Fund holds in one or more of its Portfolio Entities, the Fund itself cannot be considered part of an ERISA controlled group unless the Fund is considered to be a “trade or business.”

While there are a number of cases that have held that managing investments is not a “trade or business” for tax purposes, in 2007 the PBGC Appeals Board ruled that a private equity fund was a “trade or business” for ERISA controlled group liability purposes and at least one U.S. Federal Circuit Court has similarly concluded that a private equity fund could be a trade or business for these purposes based upon a number of factors including the fund’s level of involvement in the management of its portfolio companies and the nature of any management fee arrangements.

If the Fund were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the Investment by the Fund and/or its affiliates and other co-investors in a Portfolio Entity and their respective ownership interests in the Portfolio Entity, that any tax-qualified single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the Portfolio Entity could result in liability being incurred by the Fund, with a resulting need for additional capital contributions, the appropriation of Fund assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain Fund assets. Moreover, regardless of whether or not the Fund were determined to be a trade or business for purposes of ERISA, a court might hold that one of the Portfolio Entities could become jointly and severally liable for another Portfolio Entity’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant investment structures and ownership interests as noted above.

Other Risks

Compliance with growing cybersecurity and data protection laws and regulations requires substantial time and financial resources which may increase over time.

Compliance with evolving and complex data protection and regulations related to privacy, data protection and information security can be costly, and a failure to comply could result in litigation, fines, sanctions or other penalties or reputational harm, which could materially and adversely affect the results of operations of an investee company or MAM, each of which could have an adverse impact on the Fund.

In addition, compliance with current and future privacy, data protection and information security laws and regulations could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and some of the Fund or MAM’s or its investee companies’ current and planned business activities, which may have an adverse impact on the Fund.

The Fund must comply with anti-money laundering regulations and OFAC, which may impose additional costs to the Fund and administrative burdens to Investors.

Each Investor will be required to make certain representations pursuant to its subscription in connection with such anti-money laundering programs, including, without limitation, representations that such Investor is not a prohibited country, territory, individual or entity listed on the OFAC website and that it is not directly or indirectly affiliated with any country, territory, individual or entity named on an OFAC list or prohibited by any OFAC sanctions programs. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC.

Each Investor will also be required to represent that it is not operationally based or domiciled in a country or territory on the Sanctions Lists. If an Investor is on a Sanctions List, the Adviser may be required to cease any further dealings with the Investor’s interest in the Fund until such sanctions are lifted or a license is sought under applicable law to continue dealings.

Reliance on benchmark rates may subject the Fund to certain material risks associated with important market participants transitioning away from their use.

Certain base rates, including the United States Federal Funds Rate (the “Fed Rate”), the Secured Overnight Financing Rate (“SOFR”) and other rates or indices described herein, are deemed to be “benchmarks” and are the subject of ongoing national and international regulatory scrutiny and reform. Some of these reforms are already effective, while others are still to be implemented or formulated. These reforms may cause such benchmarks to perform differently than they performed in the past or to be discontinued entirely and may have other consequences that cannot be predicted. Any such consequences could adversely affect particular Investors or the return on their investment in the Fund.

To the extent that particular interest payments or other payments are linked to a specific “benchmark” that is discontinued or is no longer quoted, a replacement will be reasonably selected by the Adviser, to the extent that the Adviser has the discretion to do so. The terms of the relevant agreements or legislative intervention may mean that the Adviser does not have discretion to select the replacement. The selection of a benchmark replacement, and any decisions made by the Adviser in connection with implementing a benchmark replacement, could result in adverse consequences for some or all Investors. Further, there is no assurance that the characteristics of any benchmark replacement will be similar to Fed Rate or SOFR or that any benchmark replacement will produce the economic equivalent of Fed Rate or SOFR.

The Fund is subject to risks associated with its Portfolio Entities’ incentive fee/allocation arrangements.

Some or all of the Portfolio Entities in which the Fund invests typically charge incentive fees or allocations based on the Portfolio Entities’ performance, which generally are expected to approximate 20% of the Portfolio Entities’ net profits. These performance incentives may create an incentive for the Portfolio Entities’ managers to make Investments that are riskier or more speculative than those that might have been made in the absence of the performance or incentive allocation. In addition, performance incentives will be calculated based on realized and unrealized appreciation of assets, and may be greater than if such incentives were based solely on realized gains.

Units are subject to mandatory redemption by the Fund which may detrimentally impact Investors’ returns.

The Fund may redeem, outside of the redemption procedures described under the caption “Item 1. Business—Redemption Program,” Units held by an Investor or other person acquiring Units from or through an Investor, if: (i) all or any portion of the assets of the Fund may be characterized as assets of a Plan (as defined herein) for purposes of the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, or for purposes of any applicable federal, state, local, non-U.S. or other laws or regulations that are similar to the fiduciary responsibility and/or prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code (collectively, “Other Plan Laws”), whether or not such Investor is subject to ERISA, the Code or Other Plan Laws without such withdrawal or the General Partner (or other persons responsible for the operation of the Fund or investment of the Fund’s assets as contemplated under the Partnership Agreement) may be considered a fiduciary with respect to any Investor, for purposes of the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA, Section 4975 of the Code or any applicable Other Plan Laws; (ii) the Fund, the General Partner, or any Investor is reasonably likely to be subject to any requirement to register under the 1940 Act or any other securities laws of any jurisdiction; (iii) a significant delay, extraordinary expense or material adverse effect on the Fund or any of its affiliates, the General Partner, any Investor, any Investment or any prospective investment is likely to result; provided, that any such Investor will remain liable to the Fund to the extent of any breach of a representation or covenant made by such Investor to the Fund or the General Partner arising out of or relating to such withdrawal; (iv) in the General Partner’s sole and absolute discretion, a violation of or non-compliance with any law, rule or regulation (which may include any anti-money laundering or anti-terrorist financing laws, rules, regulations, directives or special measures) applicable to the Fund (including, without limitation, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, the U.S. International Money Laundering Abatement and the Anti-Terrorist Financing Act of 2001 and FATCA) or any material adverse effect on the Fund or any Investor is likely to result from such Investor’s continued interest in the Fund; (v) the Units have vested in any person by operation of law as a result of the death, divorce, dissolution, termination, bankruptcy, insolvency or adjudicated incompetence of the Investor; (vi) continued ownership of the Units by an Investor may be harmful or injurious to the business or reputation of the Fund, the General Partner, the Adviser, Macquarie or any of their affiliates, or may subject the Fund or any Investor to an undue risk of adverse tax or other fiscal or regulatory consequences; (vii) any of the representations and warranties made by an Investor or other person in connection with the acquisition of Units was not true when made or has ceased to be true; or (viii) it would be in the interest of the Fund for the Fund to redeem the Units. These provisions may, in effect, deprive an Investor in the Fund of an opportunity for a return that might be received by other Investors.

The Fund is subject to risks related to activities recommended by Sub-Placement Agents.

When investors investing through brokers, dealers and certain financial advisors (which may include wealth advisors) and others (collectively, “Sub-Placement Agents”) represent a large percentage of Investors, actions recommended by Sub-Placement Agents may result in significant and undesirable concentration of Investor subscription or tender activity. Additionally, it is possible that if a matter is put to a vote at a meeting of Investors, clients of a single Sub-Placement Agent may vote as a block, if so recommended by the Sub-Placement Agent.

Cyber-attacks and identity theft could result in the loss of data, interruptions in the Fund’s business and damage to the Fund’s reputation, and subject the Fund to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on the business and results of operations of the Fund.

The Fund and its service providers, as well as the Portfolio Entities and their service providers, are susceptible to operational and information security and related risks of cybersecurity incidents. In general, cyber-incidents can result from deliberate attacks or unintentional events. Cybersecurity attacks include, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber-attacks also may be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make services unavailable to intended users). Cybersecurity incidents affecting the Adviser, the Fund’s administrator, Placement Agent (as defined below), Sub-Placement Agents, the Fund’s custodian or other service providers have the ability to cause: (i) disruptions and impact business operations, potentially resulting in financial losses; (ii) interference with the Fund’s ability to calculate its NAV; (iii) the inability of Investors to transact business with the Fund; (iv) violations of applicable privacy, data security or other laws; (v) regulatory fines and penalties; (vi) reputational damage; (vii) reimbursement or other compensation or remediation costs; (viii) legal fees; or (ix) additional compliance costs. Similar adverse consequences could result from cybersecurity incidents affecting the Portfolio Entities, the Portfolio Entities’ managers, governmental and other regulatory authorities, exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions and other parties. While information risk management systems and business continuity plans have been developed that are designed to reduce the risks associated with cybersecurity, there are inherent limitations in any cybersecurity risk management system or business continuity plan, including the possibility that certain risks have not been identified.

Potential Conflicts of Interest

Conflicts Generally

Certain conflicts of interest may arise between the Fund, the General Partner and the Adviser, any member of the Macquarie Group (including any operationally segregated subsidiaries (“OSS”), Investors and any existing or future MAM-managed Entity or any of MAM’s clients and their respective affiliates from time to time.

It is the Adviser’s policy to seek to manage conflicts of interest fairly and to ensure ongoing compliance with regional regulatory expectations for identifying, preventing, managing, recording, and monitoring conflicts of interest, whether actual, potential, or perceived. It is not always possible to remove conflicts and, when this situation arises, the General Partner will use reasonable efforts to manage such conflicts on a case-by-case basis in accordance with the General Partner’s conflicts management procedures and through their disclosure, having regard to the General Partner’s fiduciary duties, including referring such conflict to the Fund’s Independent Directors. In addition, a conflict of interests between the Fund and investors in other MAM-Managed Entities may relate to or arise from, amongst other things, the nature of Investments made by the Fund vis-à-vis such Investments (or similar Investments) also being made by other MAM-Managed Entities, constitutional and legal restrictions on permitted Investments, the structuring of the acquisition of Investments, the timing of disposition of Investments and the manner in which income and capital generated by other MAM-Managed Entities is distributed to investors (including the Fund).

The structuring of Investments and distributions may result in materially different returns being realized by different groups of investors. As a consequence, conflicts of interest may arise in connection with decisions made by other MAM-Managed Entities on the one hand and the Fund on the other.

The Adviser, its affiliates and Macquarie Capital (USA) Inc., an indirect subsidiary of Macquarie Group (the “Placement Agent”) may receive payments from fund sponsors in connection with placement or other services that do not relate to the Fund. The Adviser and the investment professionals who, on behalf of the Adviser, manage the Fund’s investment portfolio will be engaged in certain activities for other accounts, and may have conflicts of interest in allocating their time and activities among the Fund and the other accounts. The Adviser’s investment professionals will devote as much of their time to the affairs of the Fund as in their judgment is necessary and appropriate.

Investments and Divestments

Prospective Investors should note that it is possible that the Fund may co-invest in Investments alongside other MAM-Managed Entities or alongside any members of the Macquarie Group (including an OSS). Additionally, the Fund may co-invest with MIF International through the Aggregator immediately following the Initial Closing. It is possible for a variety of reasons, including their respective terms, investment periods, structures and investment strategies, that if there is either (A) the need for one or other of the Fund or the co-investing entity(ies) to exit earlier than the other, or (B) only scope for a partial exit, conflicts of interest may arise as the Fund and the co-investing entity(ies) may exit at different effective prices or with differing costs or terms.

The co-investment entity(ies) may invest at a different time than the Fund and on terms agreed in light of the circumstances prevailing at that time, which might be different to those secured by the Fund.

The General Partner and Adviser

Management of Similar Accounts

The Adviser, the General Partner and their affiliates provide or may provide investment advisory and other services to various entities, including MAM-Managed Entities with investment objectives similar to and different than those of the Fund. The Adviser, and certain of its investment professionals and other principals, also may carry on substantial investment activities for their own accounts, for the accounts of family members and for other accounts (collectively, with the MAM-Managed Entities, “Other Accounts”). The Fund has no interest in these activities, and investment decisions for the Fund are made independently of such Other Accounts. If, however, the Fund desires to invest in, withdraw or redeem from or sell the same security as an Other Account, the opportunity will be allocated in accordance with the Adviser’s allocation policies and procedures. There may be circumstances under which the Adviser will cause one or more Other Accounts to commit a larger percentage of its assets to an investment opportunity than to which the Adviser will commit the Fund’s assets. There also may be circumstances under which the General Partner will consider participation by Other Accounts in investment opportunities in which the General Partner does not intend to invest on behalf of the Fund, or vice versa.

The General Partner will be responsible for identifying unmitigated conflicts of interest. If any matter arises that the General Partner determines in its good faith judgment constitutes an actual or potential conflict of interest, the General Partner may take such actions as may be necessary or appropriate to ameliorate such conflict (and upon taking such actions, the General Partner will be relieved of any responsibility for such conflict to the fullest extent permitted by law and will be deemed to have satisfied its fiduciary duties related thereto to the fullest extent permitted by law). These actions may include, by way of example and without limitation, disposing of the security giving rise to the conflict of interest, appointing an independent fiduciary, managing the conflict in accordance with Macquarie’s internal policies and procedures or referring the conflict of interest to the independent directors to approve. There can be no assurance that the General Partner will resolve all conflicts of interest in a manner that is favorable to the Fund.

The Adviser, Sub-Advisers and the investment professionals who, on behalf of the General Partner, manage the Fund’s investment portfolio will be engaged in certain activities for Other Accounts, and may have conflicts of interest in allocating their time and activities among the Fund and the Other Accounts. The Adviser’s and the Sub-Advisers’ investment professionals will devote as much of their time to the affairs of the Fund as in their judgment is necessary and appropriate.

The Adviser, Sub-Advisers, their affiliates and the Placement Agent may receive payments from fund sponsors in connection with placement or other services that do not relate to the Fund.

Transactions with Other Accounts, the General Partner and its Affiliates

If investment opportunities are allocated among the Fund and Other Accounts, the Fund may not be able to structure its investment portfolio in the manner desired. Although the Adviser and Sub-Adviser endeavors to allocate investment opportunities in a fair and equitable manner, the Fund may not be permitted to co-invest in certain Investments alongside MAM-Managed Entities.

The Fund may invest in Portfolio Entities in which the Adviser, the Sub-Advisers or their affiliates (including, to the extent permitted by applicable law, Other Accounts) have invested, and the Adviser, the Sub-Advisers and their affiliates may invest in the Investments. From time to time, the Fund and Other Accounts may make Investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities. Such Investments inherently give rise to actual and perceived conflicts of interest between or among the various classes of securities that may be held by such entities.

The General Partner and Adviser Affiliates May Engage in Adverse Activities

The Fund may invest in Portfolio Entities that have relationships with affiliates of the General Partner, the Adviser or Other Accounts. Such affiliates may take actions that are detrimental to the interests of the Fund in such Portfolio Entities.

The Adviser, its affiliates and the Other Accounts may pursue or enforce rights with respect to an issuer in which the Fund has invested, and those activities may have an adverse effect on the Fund. As a result, prices, availability, liquidity and terms of the Investments may be negatively impacted by the activities of the General Partner, the Adviser and its affiliates or the Other Accounts, and transactions for the Fund may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.

The Adviser may enter into transactions and invest in securities, instruments and currencies on behalf of the Fund in which customers of its affiliates, to the extent permitted by applicable law, serve as the counterparty, principal or issuer. In such cases, such party’s interests in the transaction would generally be adverse to the interests of the Fund, and such party would have no incentive to assure that the Fund obtains the best possible prices or terms in connection with the transaction. In addition, the purchase, holding and sale of such Investments may enhance the profitability of the Adviser or its affiliates. Subject to applicable law, the Fund may purchase Investments that are the subject of an underwriting or other distribution by one or more Adviser affiliates, and also may enter into transactions with other clients of an affiliate where such other clients have interests adverse to those of the Fund.

By reason of the various activities of the Adviser and its affiliates, the Adviser and such affiliates may acquire confidential or material non-public information or otherwise be restricted from purchasing certain potential Fund investments that otherwise might have been purchased or be restricted from selling certain Investments that might otherwise have been sold at the time.

Management Fee and Performance Allocation Arrangements

The Adviser will be paid the Management Fee at an annual rate of 1.25% of the Fund’s NAV for Class S Units, Class D Units and Class I Units, subject to the Early Investor Discount. The General Partner or its affiliate will be entitled to a Performance Allocation in respect of each class of Units with the exception of Class E Units, based on the Fund’s Total Return for such class of Units, subject to a 5% annual Hurdle Amount and a High-Water Mark with a 100% catch-up. The participation of the Adviser’s investment professionals in the valuation process, therefore, results in a conflict of interest. The General Partner and Adviser also each has a conflict of interest in deciding whether to cause the Fund to invest in more speculative Investments or financial instruments, which increase the assets or profits of the Fund and, accordingly, the Management Fee payable by the Fund to the Adviser and the Performance Allocation payable by the Fund to the General Partner. Certain Other Accounts pay the Adviser or its affiliates performance-based compensation, which could create an incentive for the Adviser or its affiliate to favor such investment fund or account over the Fund.

The existence of the General Partner’s Performance Allocation creates an incentive for the General Partner and Macquarie to make more risky Investments on behalf of the Fund than it would otherwise make in the absence of such performance-based compensation. In addition, as Macquarie manages Other Accounts, for which it receives differing levels of performance-based compensation, Macquarie has a potential incentive to favor the accounts of MAM-Managed Entities or take increased investment risks on behalf of said Other Accounts for which it receives a larger performance-based compensation.

The Partnership Agreement permits the General Partner to cause the Fund to distribute the General Partner’s share of securities resulting from an investment disposition by the Fund to the General Partner or its affiliates (including Macquarie personnel) in kind, while disposing of Investors’ share of such securities and distributing the net cash proceeds of such sale of securities to the Investors. This ability creates conflicts of interest between the General Partner and the Investors of the Fund. The General Partner will likely be incentivized to receive distributions in-kind of securities that it expects to increase in value because the benefits of such increase will inure solely to the General Partner, and the Fund or the Investors will not benefit from such increase.

Where the Management Fee is calculated taking into account the valuation of an investment, the General Partner will have incentives to make determinations that result in a higher Management Fee to the Adviser. Where the Partnership Agreement does not require the Management Fee to be reduced in connection with investment reorganizations, restructurings, extraordinary dividends or similar transactions, the General Partner and the Adviser expect to be incentivized to pursue such transactions. Further, the Management Fee generally will not be reimbursed or refunded in the event of realizations, dispositions or partial write-downs or write-offs that occur partway through the relevant calculation period. Additionally, the amount of Performance Allocation and Management Fee is dependent in part on the amount and timing of investment dispositions, and the General Partner expects to be subject to related conflicts of interest in determining whether and when to dispose of Investments or make distributions within the requirements of the Partnership Agreement. See “Item 1A. Risk Factors—Risks Related to the Adviser— NAV-Based Compensation Structure Creates Incentives That May Conflict with Unitholders’ Interests.”

Investment Committee

Members of the Investment Committee may also concurrently serve on the investment committees of other MAM-Managed Entities, alongside which the Fund may, from time to time, co-invest. As a result, conflicts of interests may arise in allocating investment opportunities between the Fund and the relevant co-investing MAM-Managed Entities. Such conflicts will be managed in accordance with MAM’s conflicts management procedures.

Some of the current members of the Investment Committee are members of other MAM investment committees and may in the future include members of the private credit team’s investment committee. As such, the members of the Investment Committee may have conflicting interests with respect to their investment recommendations for the Fund. The conflicting interests of individual Investment Committee members may relate to or arise from, among other things, their compensation and professional advancement being tied to the capital of Investments within a particular target geography. This could be viewed as an incentive for the Investment Committee members to recommend a greater percentage of the Fund’s available capital to a particular target geography than would be the case in the absence of these arrangements.

The General Partner may in its sole discretion replace the Investment Committee members at any time or appoint different persons as members of the Investment Committee. In the event of any such replacement or different appointments, there can be no assurance that such replacements or appointments may not adversely affect the Fund’s performance.

Written Agreements with Investors

The General Partner, on behalf of the Fund, may, from time to time, enter into written agreements with one or more Investors which have the effect of establishing rights under, or altering or supplementing the terms of the Partnership Agreement or such Investor’s subscription agreement. Certain of such Investors may have other relationships with Macquarie. As a result of such written agreements, certain Investors may receive additional benefits which other Investors will not receive or have the ability to review. Except as required by applicable law, the General Partner may not be required to notify any or all Investors of any such written agreements or any of the rights or terms or provisions thereof, and may not be required to offer such additional or different rights or terms to any or all Investors.

In addition, the General Partner may enter into agreements with one or more Investors involving an Investor’s broader relationship with Macquarie, which may include one or more strategies in addition to the Fund’s strategy and/or certain co-investments alongside the Fund. Such an agreement may contain terms and conditions applicable to such Investor that would not apply to an Investor’s investment solely in the Fund. Such an agreement may involve an investor agreeing to make a commitment to multiple MAM-Managed Entities and/or receiving access to certain co-investment opportunities alongside the Fund and/or other MAM-Managed Entities, and may include Macquarie granting certain preferential terms to such Investors, including blended fee and carried interest rates that are lower than those applicable to the Fund when applied to the entire strategic partnership. Other Investors will generally not receive disclosure of the terms of such agreements or the right to benefit from them. Certain of such strategic partnerships may involve a MAM-Managed Entity pursuant to which an investor invests in or alongside the Fund as well as participate in other MAM-Managed Entities, strategies or co-investments to be made alongside the Fund and/or other MAM-Managed Entities. Macquarie may grant certain preferential terms to such investor via any such MAM-Managed Entity, including fee and carried interest rates (on a blended basis or otherwise) that are lower than those applicable to the Fund. Other Investors will generally not receive disclosure of the terms of such agreements or the right to benefit from them.

The General Partner, on behalf of the Fund, may enter into such written agreements with any Investor as the General Partner may determine in its sole and absolute discretion at any time. Accordingly, the other Investors will have no recourse against the Fund or any of its respective affiliates in the event that certain Investors receive additional or different rights or terms as a result of such written agreements. The Fund will generally bear the expenses of administering written agreements and other Investor specific requests.

Macquarie

Macquarie Fees

Macquarie and its affiliates, including the Placement Agent, may receive fees from the Portfolio Entities and other parties involved in transactions with the Fund. Such fees could be paid, for instance, in providing services including:

•
equity or debt financings;
•
the acquisition, disposal or sale of Investments or assets or businesses held by Portfolio Entities;
•
securities underwritings;
•
restructuring impaired assets of the Fund;
•
hedging arrangements;
•
credit facilities;
•
debt arranging and structuring services;
•
providing guarantees, providing credit enhancement or otherwise assuming financial and credit risk;
•
other banking, financial advisory or similar services;
•
in-house specialist capabilities;
•
insurance;
•
power purchase agreement or offtake solutions services; and
•
technical expertise for the purposes of due diligence and asset management in respect of the Fund’s assets.

In particular, Macquarie and/or its affiliates may leverage the combined purchasing demand of Macquarie and/or its portfolio businesses (which may include portfolio companies) to negotiate agreements with unaffiliated vendors such as insurance companies and brokers, employee benefit companies, telecom providers, office supply companies and other preferred suppliers of goods and services, and when a Portfolio Entity participates in such arrangements, such Macquarie entities may receive a commission or rebate from the vendor or a broker involved in obtaining the business.

Conflicts of interest may arise in circumstances where the Fund transacts with a party that has engaged Macquarie and/or its affiliates to provide such services. In particular, the fee potential for Macquarie and/or its affiliates inherent in a particular investment by the Fund or any related action by the General Partner (if any) could be viewed as an incentive for the Adviser and/or its affiliates to seek to enter into the relevant transaction.

In order to mitigate conflicts of interest when determining the level of fees paid to Macquarie in consideration for such services, the Adviser will use its reasonable endeavors to ensure that such fees are paid on an arm’s length basis as further described in “—Arm’s-Length Fees Paid to Macquarie Group” below, by reference to any relevant comparisons from time to time but it cannot guarantee that there will be third parties that provide the same scope of services to be provided by the Macquarie Group or that it will be able to obtain a meaningful number of third-party quotes for such services.

Macquarie may provide other services to the Portfolio Entities, leveraging its in-house specialist capability. Subject to the terms of this Annual Report, Macquarie may receive fees from the Portfolio Entities in consideration for such services.

Investments by the Aggregator

Decision makers of the Aggregator may have competing priorities or have overlapping roles and responsibilities that may cause conflicts of interest in their decision-making process between the Fund and MIF International. Additionally, if either of the Fund or MIF International decides to exit an Investment and the other fund does not wish to exit the Investment, the non-selling fund may receive distributions in kind of the Investments that were held by the exiting fund or otherwise be forced to exit at an inopportune time.

Financial Advisory Activities

In the regular course of business, Macquarie may be engaged to act, or may seek to act, as a financial advisor to third parties, in connection with the sale or purchase of securities or businesses or raising or arranging debt financing, that have a similar investment strategy as the Fund. If Macquarie is so engaged, the Fund may be precluded from investing in, bidding for or acquiring the securities or businesses being sold or debt financing being arranged. If the Fund were permitted to transact notwithstanding the seller’s, borrower’s or another purchaser’s retention of Macquarie or its affiliates, certain conflicts of interest would be inherent in the situation, including those involved in negotiating a purchase price or other terms and conditions. Such circumstances will create conflicts of interest for Macquarie and its affiliates and for the Fund.

If Macquarie or its affiliates are unable to mitigate such conflict of interest, the Adviser may determine that the Fund may not participate in the relevant investment opportunity, which may result in the Fund not participating in an otherwise advantageous investment. Also, in the regular course of business, Macquarie may be engaged to act, or may seek to act, as a financial adviser to third parties in connection with (i) the acquisition of a potential borrower or (ii) bidding for an asset or project. Other Macquarie entities may also be seeking to acquire, invest in or bid for a potential borrower, asset or project. If the Fund is seeking to provide financing to a competing bidder in connection with the same transaction, certain conflicts of interest may arise.

Investments by the Adviser, Macquarie, MAM-Managed Entities and Macquarie Clients

Under certain circumstances and in accordance with the Fund’s investment strategy, the Fund will consider the availability of opportunities to make an investment in connection with a transaction in which Macquarie, a Macquarie associate (including any OSS), a MAM-Managed Entity or a client of Macquarie is expected to invest or seeks to participate, or in a company in which Macquarie, a Macquarie associate, a MAM-Managed Entity or a client of Macquarie already has made, or concurrently will make or seek to make, an investment. Investments alongside a Parallel Fund and/or other MAM-Managed Entities (if applicable) may be made through an aggregating vehicle that may be managed by MAM. In connection with such Investments, the Fund, on the one hand, and the Adviser, Macquarie, such Macquarie associate (including any OSS), MAM-Managed Entities or client of Macquarie, on the other hand, may have conflicting interests and investment objectives, including with respect to the operation of the investment, the targeted returns from the investment, the disposal of such investment and the timeframe for and method of exiting the investment. For example, in circumstances where such other MAM-Managed Entity exits a shared Portfolio Entity before the Fund, such exit may have an adverse effect on the Fund’s investment in the relevant Portfolio Entity. In addition, the Fund may be precluded from investing in certain industries as a result of antitrust law considerations affecting, or non-competition agreements entered into by, Macquarie, a Macquarie associate (including any OSS), MAM-Managed Entities or a client of Macquarie. The investment opportunities which may be offered to the Fund may also be limited by any MAM or Macquarie-wide restrictive covenants granted in favor of third parties in connection with certain Investments (or otherwise) from time-to-time.

Conflicts will also arise in cases where the Fund makes an equity or other subordinated investment in an investment that has issued or is issuing a senior or mezzanine debt security to Macquarie, a Macquarie associate (including any OSS), a client of Macquarie or a MAM-Managed Entity. For example, another MAM-Managed Entity may make a mezzanine investment or a loan to an investment in which the Fund has an equity investment. In negotiating the terms and conditions of any such mezzanine investment or loan or in addressing any subsequent amendments, such MAM-Managed Entity will have interests that will conflict with those of the Fund.

In addition, conflicts will arise in cases where an investment the Fund has invested in enters into a transaction with another MAM-Managed Entity. If an issuer in which the Fund and Macquarie, a Macquarie associate (including any OSS), a MAM-Managed Entity or a client of Macquarie hold different classes of securities encounters financial problems, decisions over the terms of any workout will raise conflicts of interest (including conflicts over proposed waivers and amendments to debt covenants). For example, a debt holder may be better served by a liquidation of the issuer in which it will be paid in full, whereas an equity holder might prefer a reorganization that could create value for the equity holders. In such circumstances, the Adviser will take such action as it deems appropriate to address the foregoing conflicts of interest, including referring unmitigated conflicts of interest to the Board’s independent directors.

MAM-Managed Restricted Entities/1940 Act Considerations

Macquarie may manage directly and/or through certain joint venture arrangements, one or more registered investment companies which are regulated under the 1940 Act (collectively, “MAM-Managed Restricted Entities”). MAM-Managed Restricted Entities would be restricted in how they may invest alongside the Fund and other MAM-Managed Entities in certain circumstances, but may be permitted to do so when doing so is consistent with their investment restrictions, investment strategy, applicable law, regulation and interpretations, including by guidance provided by SEC staff. Additionally, the MAM-Managed Restricted Entities may pursue exemptive relief from the SEC which, if granted, would specify various conditions that would need to be followed by the MAM-Managed Restricted Entities and other affiliated participating investment vehicles in order to co-invest alongside each other (these conditions, together with the aforementioned guidance, the “Restrictions”). In some circumstances, due to the Restrictions, MAM-Managed Restricted Entities will not be considered eligible to participate in specific investments for allocation purposes. As a result, the MAM-Managed Restricted Entities will not be able to participate in all investment opportunities available to the Fund or other MAM-Managed Entities, and allocations of investments to the Fund, MAM-Managed Restricted Entities or other MAM-Managed Entities pursuing a similar or overlapping investment strategy will, in certain circumstances, vary materially from investment to investment as a result of the Restrictions. Further, including as a result of the potential substantial size of certain MAM-Managed Restricted Entities, allocations of investments to the Fund could be materially reduced (including to zero) where MAM-Managed Restricted Entities are participating in such investments. In certain circumstances, MAM-Managed Restricted Entities or the Fund and other MAM-Managed Entities may not be able to participate in a follow-on investment in an issuer in which MAM-Managed Restricted Entities and/or the Fund and other MAM-Managed Entities initially participated, due to intervening events. Conflicts may also arise if MAM-Managed Restricted Entities hold different securities in an issuer’s capital structure to those held by the Fund or other MAM-Managed Entities. The Macquarie Group’s ability to manage such conflicts could, in certain circumstances, be impacted by the Restrictions.

Different Investment Mandates Between Credit Clients

Conflicts may also arise where different MAM-Managed Entities (including the Fund) have the potential to invest in both the junior and senior debt of the same borrower. In such Investments, the interests of the Fund may not be aligned with the interests of such other MAM-Managed Entities to the extent they hold more junior or, to the extent permitted, more senior tranches, including in particular in circumstances where the relevant borrower is in financial distress, or more generally with respect to targeted returns for the relevant Investments and the timeframe for and method of exiting such Investments. Actions taken by the Adviser and/or its affiliates with respect to Investments held by the Fund and any other MAM-Managed Entity in different tranches of debt of the same borrower may be adverse to the Fund (and vice versa with respect to potential adverse consequences to such other MAM-Managed Entities relative to the Fund).

Conflicts with Credit Investments

To the extent that the Fund holds interests in a borrower that are different (or more senior or junior) than those held by other Macquarie entities, the Adviser and its affiliates may be presented with decisions involving circumstances where the interests of such other Macquarie entities are in conflict with those of the Fund, including with respect to targeted returns for an investment and the timeframe for and method of exiting an investment. Furthermore, it is possible that in certain circumstances, including, for example, in a bankruptcy proceeding or other action relating to a distressed situation for the relevant borrower, the Fund’s interest may be subordinated or otherwise adversely affected by virtue of such other Macquarie entities’ involvement and actions relating to their Investments. In such circumstances, the General Partner will take such action as it deems appropriate to address the conflict of interest, including referring unmitigated conflicts of interest to the Independent Directors.

Syndication and Warehousing

Macquarie, MAM-Managed Entities or their affiliates may acquire interests in Warehoused Assets and subsequently sell some or all of them to the Fund. Additionally, the Adviser expects that Macquarie may use its proprietary balance sheet to, or another MAM-Managed Entity (or any of its affiliates) may, continue to acquire Warehoused Assets after the Initial Closing and to contribute such Warehoused Assets in kind, at FMV or at cost or otherwise at cost plus roll forward, in each case as determined by the Adviser, plus related expenses, including transaction expenses, expenses of the transfer and a risk or similar premium calculated from the time the Adviser (and/or its affiliates) or the relevant MAM-Managed Entity (and/or its affiliates) entered into an agreement to acquire such Warehoused Asset to the time it is transferred to the Fund. In particular, circumstances may arise where the Fund is not in a position to make an Investment (including due to the Fund not having sufficient amounts available to make such investment or because of timing constraints with respect to a relevant investment opportunity), in which case another MAM-Managed Entity may (but will not be obliged to) temporarily make such commitment or investment, or Macquarie may temporarily add the Investment to its proprietary balance sheet, as a warehoused investment for the benefit of the Fund (i.e., with a view to subsequently syndicating such commitment or investment to the Fund). Similarly, another MAM-Managed Entity may acquire an investment and subsequently syndicate, or sell some or all of it, to the Fund notwithstanding the availability of capital from the Investors and other investors thereof or applicable credit facilities which can be used by the Fund (which may include circumstances where such amounts as are available to the Fund have been earmarked or reserved for other uses or contingent liabilities). In certain instances, the Fund, through its subsidiaries, may acquire a Warehoused Asset with the intent to subsequently sell or syndicate a portion of such Warehoused Asset to co-investors or other persons (including MAM, MAM-Managed Entities or their affiliates) prior to the closing of the acquisition of such Warehoused Asset. In such event, the Fund will bear the risk that any or all of the excess portion of such Warehoused Asset will not be sold or will only be sold on unattractive terms and that, as a consequence, the Fund will bear the entire portion of any fees, costs and expenses related to such Warehoused Asset, hold a larger than expected Warehoused Asset in the applicable asset class or could realize lower than expected returns from such Warehoused Asset.

Any transfers of Warehoused Assets to the Fund, the Aggregator or their subsidiaries may be made (i) at FMV or at FMV plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer (including, as applicable, any related syndication/transfer/holdings fees, costs and expenses and any associated taxes) or (ii) at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer (including, as applicable, any related syndication/transfer/holdings fees, costs and expenses and any associated taxes), notwithstanding that the FMV of any such Investments may have declined below or increased above cost from the date of acquisition to the time of such transfer. It may be possible that the Fund acquires transferred assets from a member of Macquarie or its affiliates at above FMV, and/or separately sells assets to a member of Macquarie or its affiliates at below FMV. Subject to the terms of the Partnership Agreement, the Independent Directors may approve the price, terms and conditions of such transfer and may approve or waive any conflicts arising in connection therewith on behalf of the Investors. Also, Macquarie and/or other MAM-Managed Entities may charge underwriting, syndication and/or other fees on these transfers to either or both of the parties in the transfer (without deduction of, or offset against, the Management Fee), and the Fund and Investors will not be entitled to share in or receive the benefit of any such fees. Macquarie may be incentivized to underwrite and/or syndicate investments due to the right to earn fees not subject to offset in favor of the Fund or the Investors, even if the capital used to underwrite such amounts does not come entirely from Macquarie’s own balance sheet, and Macquarie may share such fees with one or more third parties that commit to such equity investments and may charge purchasers of the equity fees and carried interest / performance allocations with respect thereto. The Fund may have to accept limited representations and warranties as to the interests being acquired from a relevant member of Macquarie. Macquarie will be permitted to retain any portion of an investment initially acquired by them with a view to syndication to co-investors or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so. As part of structuring such syndication and warehousing arrangements, Macquarie may require the Fund to enter into conditional purchase agreements, whereby the Fund agrees to acquire future warehoused Investments: (i) prior to their original acquisition; and/or (ii) prior to the Fund having the requisite available capital to acquire such assets, in each case with such sale being conditional upon the Fund having sufficient available capital in order to acquire the relevant warehoused assets. Macquarie may enter into a warehousing arrangement prior to the formation of the Fund and, as part of the structuring of such syndication and warehousing arrangement, Macquarie would expect to require the Fund to enter into a conditional purchase agreement on similar terms to those described in the foregoing sentences. Conflicts of interest are expected to arise in connection with these potential warehousing arrangements and any related affiliate transactions, including with respect to timing allocations of Investments to such warehousing, structuring, pricing and other terms of the transactions related thereto. For example, Macquarie will have a conflict of interest when it or another MAM-Managed Entity receives fees for warehousing and/or transferring to the Fund all or a portion of an Investment. Macquarie may also have conflicts of interest when determining the timing and order of the Fund’s acquisition of warehoused Investments from other MAM-Managed Entities which Macquarie manages and/or operates, for example, conflicts of interest relating to the previous and/or expected performance of such a warehoused investment.

These conflicts related to syndication of Investments and warehousing will not necessarily be resolved in favor of the Fund, and Investors may not be entitled to receive notice or disclosure of the occurrence of these or other associated conflicts. By subscribing for Units, Investors will be deemed to have consented to the syndication of Investments and warehousing to the extent such transactions are approved by the Independent Directors pursuant to the Partnership Agreement.

Arm’s-Length Fees Paid to Macquarie Group

The Fund and the Portfolio Entities may, from time to time, require investment banking, foreign exchange trading, futures trading, advisory any other such financial services as well as certain other services (as described in “—Macquarie Fees” above) or asset-specific management, administration and reporting services. Macquarie (including any OSS) may be invited to provide such services to the Fund from time to time.

In certain cases, MAM-Managed Entities (and/or their employees) may perform services for or otherwise for the benefit of certain investments of the Fund and the Fund will directly or indirectly bear the fees, compensation or other expenses in relation to such services.

Any such services provided by Macquarie will be provided on an arm’s-length basis, in accordance with Macquarie’s conflicts management procedures, and will not be required to be offset against any fee payable to the Adviser by the Fund. The Adviser may use such methods as it deems appropriate to assess whether it believes such fees to be arm’s length, including performing a market benchmarking exercise where appropriate.

Follow-On Investments

Investments to finance follow-on acquisitions are a regular part of the business of the Fund. Follow-on Investments may present conflicts of interest, including determination of the equity component and other terms of the new financing. In addition, the Fund may participate in releveraging and recapitalization transactions involving portfolio companies in which other MAM-Managed Entities have invested or will invest. Recapitalization transactions may present conflicts of interest, including determinations of whether existing investors are being cashed out at a price that is higher or lower than market value and whether new investors are paying too high or too low a price for the company or purchasing securities with terms that are more or less favorable than the prevailing market terms. The General Partner will resolve conflicts on behalf of the Fund using its reasonable judgment but in its sole discretion, subject in certain cases to approval by the Independent Directors.

Allocation of Investment Opportunities

MAM manages a number of other infrastructure funds and vehicles in Europe, the Americas, and Asia-Pacific, which have priority over or are likely to co-invest alongside the Fund with respect to certain asset classes. Multiple MAM-Managed Entities—which as of March 2026, number eight—in numerous jurisdictions (such as the United States, Canada, Europe, Australia and the Asia-Pacific region) have investment priority over certain assets including infrastructure, agriculture, carbon assets, solar and wind. Moreover, under certain circumstances, MAM has agreed to contractual obligations with one or more investors of MAM-Managed Entities that, include, without limitation, providing such investors priority over certain co-investment or other investment opportunities.

In light of these existing priority schemes, the Fund may not be permitted to co-invest in certain investments alongside these MAM-Managed Entities. Co-investments made by the Fund at substantially the same time as other MAM-Managed Entities will be on substantively the same terms as such other MAM-Managed Entity (save in respect of any applicable tax, legal, regulatory or currency considerations and at all times relative to its voting position); provided, that such terms may deviate to the extent that any material deviation in terms is disclosed to Investors. The General Partner may determine, in its absolute discretion, that co-investments are made at different times than other MAM-Managed Entities and the terms thereof will be determined by reference to circumstances prevailing at the relevant time.

MIF US does not have the exclusive unconditional right to any investment opportunity. Accordingly, Macquarie is under no obligation to offer investment opportunities to MIF US and may choose to allocate all or any part of any opportunity to other MAM-Managed Entities or any business in which Macquarie has invested, in accordance with its allocation policy. Members of Macquarie Group may, from time to time, be presented with investment opportunities (including any related to co-invest opportunities) that fall within the investment objectives of other members of Macquarie Group, the Fund, other MAM-Managed Entities and third parties. Situations where an investment may be shared or allocated away from MIF US may also arise as a result of the fact that the General Partner and its Affiliates have the ability to, and are expected to, form, sponsor, and/or manage other limited partnerships or pooled investment vehicles, including funds that are for Macquarie’s own account or managed by Macquarie for the account of another. Unitholders should expect that not all of the investment opportunities suitable for MIF US will be presented to MIF US, and investment opportunities that might otherwise fall within the investment objectives of MIF US or its strategy will be allocated to MAM-Managed Entities (in whole or in part). In addition, certain MAM-Managed Entities have investment objectives, and a history of investing in investments that are a subset of, or overlap with the investment objectives of, MIF US’s investment program.

Additionally, Macquarie will generally determine the relative allocation of investment opportunities between MIF US and MAM-Managed Entities on a basis that Macquarie believes in good faith to be fair and reasonable and consistent with Macquarie’s allocation policy (which will be updated from time to time).

Allocation of Private Infrastructure Equity Investment Opportunities

The Fund does not have the exclusive unconditional right to any investment opportunity. Accordingly, Macquarie is under no obligation to offer investment opportunities to MIF US and may choose to allocate all or any part of any opportunity to other MAM-Managed Entities or any business in which Macquarie has invested, in accordance with its allocation policy. Members of the Macquarie Group may, from time to time, be presented with investment opportunities (including any related co-invest opportunities) that fall within the investment objectives of other members of the Macquarie Group, the Fund, other MAM-Managed Entities and/or third parties.

Investment opportunities will be allocated by Macquarie to the Fund at its sole discretion, taking into account among other things: the priority over investment opportunities which any member of the Macquarie Group, any MAM-Managed Entity and/or their third-party co-investment partners may have; investment risk/return profile; geographic scope; investment strategies; investment size; available capital; and other factors that it may deem relevant.

MAM manages a number of other infrastructure funds and vehicles in Europe, the Americas, and Asia-Pacific, including a number of funds that have priority over certain asset classes that fall within the Fund’s investment strategy. Historically this has included, but is not limited to, one active closed ended infrastructure fund focused on core plus infrastructure opportunities in each of the European, the Americas and the Asia Pacific regions at any one time. Such priorities may change with the passage of time in a manner that may reduce the prioritization of such funds and vehicles over the Fund or in a manner that may increase such prioritization. In the event of the existence of such priority in respect of any specific opportunity, such other infrastructure funds and vehicles holding such priority would need to decline such investment opportunity before it is offered to the Fund, which may result in the Fund not being able to invest in opportunities that would have been available to it, but for the priority of such other infrastructure funds and vehicles. Additional information relating to such other MAM-managed infrastructure funds and vehicles and the priority they each may have over the Fund is available from the General Partner upon request.

In addition, there are currently three OSSs within MAM with businesses which the green energy sector, namely, Corio, Vibrant Energy and Cero Generation (however, there may be additional OSSs in the future). The OSSs, while not wholly owned by the Macquarie Group are under the sole control of the Macquarie Group. As investor of each of these entities, Macquarie has control of final investment decisions as well as oversight through the Macquarie Group of personnel appointments on the boards of directors. Transactions undertaken, and opportunities sourced by the OSSs may be pursued by them independently and the Fund will not have priority over any such opportunities. In light of these existing priority schemes, the Fund may not be permitted to co-invest in certain Investments alongside these MAM-Managed Entities and OSS, and may gain direct access to Investments in such asset classes only to the extent such entities determine not to pursue an investment.

None of Macquarie, any member of the Macquarie Group, any OSS or any MAM-Managed Entities are under any obligation to offer or share any investment opportunity with the Fund, other than to the extent that they agree to do so from time to time, and the Fund will have no priority over any member of the Macquarie Group, other MAM-Managed Entities (together with any successor funds thereof), OSS and third parties in respect of any investment opportunity.

Macquarie’s allocation of investment opportunities among the Fund and other MAM-Managed Entities in the manner discussed above may result in the allocation of all or none of an investment opportunity to the Fund, or a disproportional allocation among such persons, with such allocations being more or less advantageous to some such persons relative to other such persons. There can be no assurance that the Fund’s actual allocation of an investment opportunity, if any, or the terms on which such allocation is made, will be as favorable as they would be if the conflicts of interest to which Macquarie likely will be subject, discussed above and below, did not exist. There can be no assurance that the Fund will have an opportunity to participate in certain Investment that fall within the Fund’s investment objectives. Additionally, Macquarie will generally determine the relative allocation of investment opportunities between the Fund and MAM-Managed Entities on a basis that Macquarie believes in good faith to be fair and reasonable and consistent with Macquarie’s allocation policy (which will be updated from time to time).

Allocation of Private Infrastructure Debt Investment Opportunities

When allocating investment opportunities sourced by MAM’s Infrastructure Debt team among MAM-Managed Entities, separately managed accounts and third-party co-investors (the “Private Infrastructure Debt Products”), the allocation process is to first consider whether or not a proposed investment is appropriate for a Private Infrastructure Debt Product based on the relevant portfolio investment guidelines and objectives and investment limitations and restrictions of such Private Infrastructure Debt Product.

To the extent that a potential investment is appropriate for more than one Private Infrastructure Debt Product, the Private Infrastructure Debt Team will allocate the potential investment across the relevant Private Infrastructure Debt Product in accordance with its allocation policy, which considers the amount of capital each Private Infrastructure Debt Product has available for investment, among other factors. Due to the consideration of factors other than available capital, the Fund’s allocation may be more or less than its pro rata available capital.

As a result of the foregoing process and the participation of other Private Infrastructure Debt Products in such investment opportunities, the Fund’s initial allocation under the allocation policy may be scaled back in the event of a reduction in the available investment amount or oversubscription. If such scale-back results in the Fund’s allocation being reduced below the level of the Fund’s minimum investment size, if any, the Fund may not receive an allocation of certain investment opportunities in respect of Private Infrastructure Debt Investments that are sourced by the Private Infrastructure Debt Team and are suitable investment opportunities for the Fund notwithstanding the fact that other Private Infrastructure Debt Products may participate in such investment opportunity.

Resolution of Conflicts

Any conflicts of interest that arise between the Fund, on the one hand, and Macquarie, its affiliates, or any existing or future MAM-Managed Entities, on the other hand, will be discussed and resolved on a case-by-case basis by the relevant parties and in accordance with Macquarie Group’s conflicts management procedures. Any such discussions will take into consideration the interests of the relevant parties and the circumstances giving rise to the conflict.

Co-Investments

Prospective investors should note that the Adviser may offer co-investment opportunities in its sole discretion and is not expected to offer co-investment with respect to all of the Investments. Prospective investors should also note that investors are not required to participate in co-investments offered by the Adviser and that the Adviser may not offer all investors the opportunity to invest in any co-investments. Moreover, transaction-specific returns, and an Investor’s overall returns from its exposure to the Investments, may be affected significantly by the extent to which such Investor is offered and chooses to participate in co-investment opportunities and the economic and other terms offered to such investor. Nothing in this Annual Report constitutes a guarantee, prediction or projection of the availability of future co-investment opportunities.

Subject in all circumstances to the Adviser’s (and its affiliates’) legal and regulatory obligations and the legal, regulatory, tax or other similar considerations applicable to the relevant Investment, the Adviser intends to consider the availability of co-investment opportunities on a case-by-case basis and generally to offer co-investment opportunities. The Adviser retains discretion to consummate any potential Investment without providing any co-investment opportunity, or otherwise disregarding any co-investment priority, if it should deem it in the best interests of the potential Investment or the Fund more broadly.

The Adviser will take into account various facts and circumstances deemed relevant by the Adviser in allocating co-investment opportunities, including, among others, any of the following: whether a potential co-investor has expressed an interest in evaluating co-investment opportunities; the Adviser’s assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction) and the Adviser’s assessment of a potential co-investor’s ability to commit to a co-investment opportunity within the required timeframe of the particular transaction. Additional considerations may also include the geographic location of strategic third-party or other investors; the size of a potential co-investor’s commitments to the Fund and strategic third-party or other investors; whether a potential co-investor has a history of participating in co-investment opportunities with Macquarie; whether a potential co-investor has committed to other MAM-Managed Entities, vehicles and accounts; the size of the potential co-investor’s interest to be held in the underlying portfolio entity as a result of the Fund’s investment (which is likely to be based on the size of the potential co-investor’s capital commitment and/or investment in the Fund); whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of Macquarie, the Fund or MAM-Managed Entities, vehicles and accounts (including whether a potential co-investor will help establish, recognize, strengthen or cultivate relationships that may provide indirectly longer-term benefits to the Fund, MAM-Managed Entities, and their vehicles, accounts and portfolio companies); whether the co-investor has significant capital under management by Macquarie or intends to increase such amount; whether the potential co-investor has an overall strategic relationship with Macquarie that provides it with more favorable rights with respect to co-investment opportunities; whether the co-investor is considered “strategic” to the investment because it is able to offer the Fund certain benefits, including, but not limited to, the ability to help consummate the investment; the ability to aid in operating or monitoring the Portfolio Entity or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s investment process; whether Macquarie has previously expressed a general intention to seek to offer co-investment opportunities to such potential co-investor; whether a potential co-investor has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment opportunity; the familiarity Macquarie has with the personnel and professionals of the investor in working together in investment contexts (which may include such potential co-investor’s history of investment in other Macquarie investment funds, vehicles and accounts and/or other Macquarie co-investment opportunities); the extent to which a potential co-investor has been provided a greater or lesser amount of co-investment opportunities relative to others; the ability of a potential co-investor to invest in potential follow-on or add-on acquisitions for the Portfolio Entity or participate in defensive Investment; the likelihood that the potential co-investor would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the investor would be willing to defer to Macquarie and assume a more passive role in governing the Portfolio Entity); any interests a potential co-investor may have in any competitors of the underlying portfolio entity; the tax profile of the potential co-investor and the tax characteristics of the Investment (including whether or not the potential co-investor would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s participation is beneficial to the overall structuring of the Investment); whether a potential co-investor’s participation in the transaction may subject the Fund and/or the Portfolio Entity to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment in the Portfolio Entity; the potential co-investor’s chemistry with the potential management team of the Portfolio Entity; whether the potential co-investor has any existing positions in the Portfolio Entity (whether in the same security in which the Fund is investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor maintaining confidentiality; whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Fund, other affiliated funds and/or other co-investments, including the size of such commitment; whether the potential co-investor has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the investor; and such other factors that Macquarie may in good faith deem relevant and appropriate to consider in the circumstances. Macquarie has and may in the future establish more co-investment vehicles for one or more investors (including third-party investors and investors in the Fund) in order to co-invest alongside the Fund in one or more future Investments. Also, Macquarie may agree with investors (including Macquarie strategic relationships and third-party investors) to more favorable rights or pre-negotiated terms with respect to co-investment opportunities, including with respect to discounts or rebates of performance-based compensation or management fees.

Co-investment in a Portfolio Entity with another MAM-Managed Entity, vehicle or account may present conflicts of interest for the Adviser. Macquarie’s relationship with such other funds, vehicles or accounts could influence the decisions made or the advice provided (as applicable) by the Adviser, the General Partner and the personnel responsible for the affairs of the

Fund with respect to such Investment. In addition, the other fund, vehicle or account may have a different capability to participate in follow-on investments and otherwise provide financial support for the Portfolio Entity. Similarly, there may be instances where capital available for investment with respect to a particular co-investment opportunity from other sources (due to the attractiveness of such co-investment opportunity to potential co-investors) is limited, and therefore a larger percentage of such co-investment opportunity may be offered to the Fund as a Portfolio Entity investment than would have otherwise been offered to it had additional capital been available from other sources. The allocation of co-investment opportunities may involve a benefit to Macquarie, including, without limitation, fees or carried interest from the co-investment opportunity.

The Fund may seek to make an Investment with the expectation of offering a portion of its interests therein as a co-investment opportunity to MAM-Managed Entities. Macquarie may seek to cause the Fund to incur bid and diligence costs on behalf of potential co-investors, and the party underwriting such costs may receive a premium or cost mark up if the transaction is consummated. Conversely, a potential co-investment opportunity that is not ultimately consummated may generate proceeds (e.g., due to reverse termination fees) that may not ultimately be shared with the Fund, notwithstanding that the Fund may have participated in such potential co-investment opportunity as an Investment were such opportunity ultimately consummated.

Fund Expenses

In addition to the Management Fee and Performance Allocation, the Fund will pay and bear all expenses related to its operations that are not reimbursed by its Portfolio Entities. Investors will indirectly bear these expenses. The amount of these Fund expenses will be substantial and will reduce the actual returns realized by Investors on their investment in the Fund (and may, in certain circumstances, reduce the amount of capital available to be deployed by the Fund in Investment). Fund expenses include recurring and regular items, as well as extraordinary expenses for which it may be hard to budget or forecast. In addition, Fund expenses include fees, costs and expenses related to in-house legal, administrative, accounting, finance, tax, capital markets, compliance, sustainability or other similar services provided by the General Partner, the Adviser or their affiliates. Any such in-house services may be provided to the Fund on such terms determined by the General Partner in its sole discretion. As described further in the Partnership Agreement, Fund expenses encompass a broad swath of expenses and include all expenses of operating the Fund. Although the costs and expenses of organizational expenses are separately categorized and subject to a limit under the Partnership Agreement, there are ongoing Fund expenses to be borne by the Investors that are not classified as organizational expenses, including costs that relate to organizational matters, such as costs and expenses of administering any written agreements entered into with Investors. Expenses to be borne by the General Partner are only limited to those items specifically enumerated in the Partnership Agreement (including salaries, rent and equipment expenses), and all other costs and expenses in operating the Fund will be borne by the Fund and indirectly by its Investors.

From time to time, the General Partner will be required to decide whether costs and expenses, including costs and expenses related to in-house legal, administrative, accounting, finance, tax, capital markets, compliance, sustainability or other similar services provided by the General Partner, Macquarie or its affiliates, are to be borne by the Fund, on the one hand, and other MAM-Managed Entities, including MIF International, on the other. Macquarie will allocate such fees and expenses in a manner it believes in good faith to be fair and equitable, but in its sole discretion. The allocations of such expenses may not be proportional, as certain MAM-Managed Entities have different expense reimbursement terms, including with respect to management fee offsets, and any such determinations involve inherent matters of discretion (e.g., in determining whether to allocate pro rata based on the number of funds or co-investors receiving related benefits or proportionately in accordance with asset size, or, in certain circumstances, determining whether a particular expense has a greater benefit to the Fund, the Adviser, the General Partner or their affiliates), and Macquarie may have a financial incentive to favor allocations that may benefit itself, which may result in the MAM-Managed Entities bearing different levels of expenses with respect to the same investment. Further, Macquarie reserves the right to consider each relevant MAM-Managed Entities’ (including the Fund’s) strategy as a component of its allocation of investment expenses. In addition, there may be occasions where a Macquarie Managed Entity procures borrowing through a subscription line or credit facility in order to make an investment, syndicating out a portion of the investment to another Macquarie Managed Entity. Subject to the borrowing fund’s governing documents, the borrowing fund will bear the entire cost of interest from the borrowing, even though the investment may ultimately be made by other Macquarie Managed Entities.

Certain expenses are paid for by the Portfolio Entities, or, if paid by Macquarie, are reimbursed by the Fund or the Portfolio Entities, and, in some cases, Macquarie may not necessarily seek out the lowest cost options when incurring (or causing the Fund or its Portfolio Entities to incur) such expenses.

In addition, the Fund may pay expenses common to multiple MAM-Managed Entities, and be reimbursed by the other MAM-Managed Entities for their share of expenses, without interest.

Other Fees

Macquarie and its affiliates (and in the case of directors’ fees, Macquarie executives) have received or may receive in the future break-up fees or similar fees in connection with unconsummated transactions (which does not include amounts received with respect to group purchasing, healthcare brokerage, insurance and other similar services to the Portfolio Entities), closing fees, monitoring fees or Other Fees. Macquarie or its affiliates may also receive cash and non-cash directors’ fees, including warrants, options, derivatives and other rights in respect of securities owned by the Fund (“Director Fees”). In addition, the Fund (or its Portfolio Entities or entities through which the Fund makes acquisitions of Portfolio Entities) may retain service providers in which Macquarie has an interest or which are affiliates of Macquarie to provide services for fees.

The Management Fee borne by the Investors will generally be reduced by an amount equal to the sum of (i) 100% of the Fund’s share of any Other Fees received by the Adviser or its affiliates in such fiscal year, (ii) 100% of the Fund’s share of all Director Fees received by the Adviser and its affiliates in such fiscal year and (iii) any management fees paid or borne by the Fund in connection with the Fund’s investments in MAM-Managed Entities, after giving effect to any fee rebates to which the Fund is entitled each month or has received each month, directly or indirectly, by the Fund from such MAM-Managed Entity; provided that the Reduction Amount will be decreased by Fund expenses and the Fund’s share (pro rata with any parallel vehicles) of Broken Deal Expenses that the General Partner or its affiliates elected to bear. Further, the portion of fees related to consulting, management or other services from Portfolio Entities in excess of the cap set forth in the Partnership Agreement will also be offset against the Management Fee. Except as set forth above, the Fund will not receive (in the form of an offset against the Management Fee or otherwise) the benefit of fees or other compensation received by Macquarie in connection with the provision of services by Macquarie to the Fund or third parties. Conflicts of interest may also arise due to the allocation of any Portfolio Entity fees received by Macquarie to or among co-investors. To the extent the receipt by Macquarie of any such Portfolio Entity fees results in an offset of the Management Fee as provided in the Partnership Agreement, such Portfolio Entity fees will be allocated among the Fund, any MAM-Managed Entities and co-investors (to the extent such co-investors bear a management fee) participating (or intending to participate) in such investment. The amount of such Portfolio Entity fees allocable to such MAM-Managed Entities or co-investors will not result in an offset of the Management Fee payable by the Fund, even if the MAM-Managed Entities, or co-investors provide for lower or no management fees, and in some cases may be retained by Macquarie pursuant to the terms of such vehicles. The General Partner, the Adviser and their affiliates are permitted to receive from Portfolio Entities and other persons unrelated to the Fund, fees related to consulting, advisory or similar services at market rates. In addition, the General Partner, the Adviser and its affiliates may receive fees associated with capital invested by co-investors relating to Investment in which the Fund participates. In such circumstances, such amounts will not be deemed paid to or received by the General Partner and its affiliates in connection with the provision of capital to Portfolio Entities by the Fund and such amounts will not be subject to the offset provisions as described in “Item 1. Business—Advisory Agreement—Management Fee/Management Allocation.”

In addition, the Portfolio Entities may be counterparties or participants in agreements, transactions or other arrangements with portfolio companies of other MAM-Managed Entities that, although Macquarie determines to be consistent with the requirements of such MAM-Managed Entity’s governing agreements, may not have otherwise been entered into but for the affiliation with Macquarie, and which may involve discounts, fees or servicing payments to the Adviser or Macquarie-affiliated entities which will not be subject to the management fee offset provisions as described above and in “Item 1. Business—Advisory Agreement—Management Fee/Management Allocation.”

Sub-Placement Agents

The Placement Agent may compensate out of its own resources, certain Sub-Placement Agents in connection with the sale of Units, and also may pay such Sub-Placement Agents or other servicing agents in connection with various other services including those related to the support and conduct of due diligence, Investor account maintenance, the provision of information and support services to clients and the inclusion on preferred provider lists. Such compensation may take various forms, including a fixed fee, a fee determined by a formula that takes into account the amount of client assets invested in the Fund, the timing of investment or the overall net asset value of the Fund, or a fee determined in some other method by negotiation between the Placement Agent and such Sub-Placement Agents. The full amount of the sales charge may be reallowed (paid) to Sub-Placement Agents participating in the offering. An Investor’s financial intermediary may impose additional charges on purchases of Units. All or a portion of such compensation may be paid by a Sub-Placement Agent to the financial advisory personnel involved in the sale of Units. As a result of the various payments that Sub-Placement Agents may receive from Investors and the Placement Agent, the amount of compensation that a Sub-Placement Agent may receive in connection with the sale of Units may be greater than the compensation it may receive for the distribution of other investment products. This difference in compensation may create an incentive for a Sub-Placement Agent to recommend the Fund over another investment product.

Sub-Placement Agents may be subject to certain conflicts of interest with respect to the Fund. For example, the Fund, the Adviser, the General Partner, and managers of MAM-Managed Entities and Third-Party Funds, may (i) purchase securities or other assets directly or indirectly from, (ii) enter into financial or other transactions with or (iii) otherwise convey benefits through commercial activities to a Sub-Placement Agent. As such, certain conflicts of interest may exist between such persons and a Sub-Placement Agent. Such transactions may occur in the future and generally there is no limit to the amount of such transactions that may occur.

Sub-Placement Agents may perform investment advisory and other services for other investment entities with investment objectives and policies similar to those of the Fund or its Portfolio Entities. Such entities may compete with the Fund or the Portfolio Entities for investment opportunities and may invest directly in such investment opportunities. Sub-Placement Agents that invest in a Portfolio Entity may do so on terms that are more favorable than those of the Fund.

Sub-Placement Agents retained by the Placement Agent also may act as placement/servicing agent for MAM-Managed Entities or Third-Party Funds in which the Fund invests, and may receive compensation in connection with such activities. They also will receive sales loads in connection with the sale of certain classes of Units. To the extent that the total compensation to be received by such other Sub-Placement Agents is, in the aggregate, greater than that of other products also placed by the Sub-Placement Agents, their receipt of such compensation creates a conflict of interest, as they will have an incentive to recommend and offer Units to their clients.

A Sub-Placement Agent may pay all or a portion of the fees paid to it to certain of its affiliates, including, without limitation, financial advisory personnel whose clients purchase Units . Such fee arrangements may create an incentive for a Sub-Placement Agent to encourage investment in the Fund, independent of a prospective Investor’s objectives.

A Sub-Placement Agent may provide financing, investment banking services or other services to third parties and receive fees therefor in connection with transactions in which such third parties have interests which may conflict with those of the Fund or its Portfolio Entities. A Sub-Placement Agent may give advice or provide financing to such third parties that may cause them to take actions adverse to the Fund or its Portfolio Entities. A Sub-Placement Agent may directly or indirectly provide services to, or serve in other roles for compensation for, the Fund or its Portfolio Entities. These services and roles may include (either currently or in the future) managing trustee, managing member, general partner, Third-Party Fund manager, investment sub-adviser, placement agent, broker, dealer, selling agent and investor servicer, custodian, transfer agent, fund administrator, prime broker, recordkeeper, Investor servicer, rating agency, interfund lending servicer, Fund accountant, transaction (e.g., a swap) counterparty or lender.

In addition, issuers of securities held by the Fund or its Portfolio Entities may have publicly or privately traded securities in which a Sub-Placement Agent is an investor or makes a market. The trading activities of Sub-Placement Agents generally will be carried out without reference to positions held by the Fund or its Portfolio Entities and may have an effect on the value of the positions so held, or may result in a Sub-Placement Agent having an interest in the issuer adverse to the Fund or its Portfolio Entities. No Sub-Placement Agent is prohibited from purchasing or selling the securities of, otherwise investing in or financing, issuers in which the Fund or its Portfolio Entities has an interest.

A Sub-Placement Agent may sponsor, organize, promote or otherwise become involved with other opportunities to invest directly or indirectly in Portfolio Entities. Such opportunities may be subject to different terms than those applicable to an investment in the Portfolio Entities, including with respect to fees and the right to receive information.

Participation in Investment Opportunities

Directors, principals, officers, members, employees and affiliates of the Adviser may buy and sell securities or other Investment for their own accounts and may have actual or potential conflicts of interest with respect to Investment made on behalf of the Fund or its Portfolio Entities. As a result of differing investment strategies or constraints, positions may be taken by directors, principals, officers, members, employees and affiliates of the General Partner or the Adviser, or by the Adviser for the Other Accounts, or by a MAM-Managed Entity manager or Third-Party Fund manager or any of its respective affiliates on behalf of their own other accounts that are the same as, different from or made at a different time than, positions taken for the Fund or its Portfolio Entities.

Material Non-Public Information

The Adviser will come into possession of material, non-public information with respect to an issuer. Should this occur, the Adviser will be restricted from buying or selling securities, derivatives or loans of the issuer on behalf of the Fund until such time as the information became public or was no longer deemed material to preclude the Fund from participating in an investment. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Fund may be on a need-to-know basis only, and the Fund may not be free to act upon any such information even though such action or disclosure would be in the interests of the Fund. Additionally, there may be circumstances in which one or more of certain individuals associated with the Adviser may be precluded from providing services related to the Fund’s activities because of certain confidential information available to such individuals, the Adviser or the General Partner. Therefore, the Fund may not have access to material, non-public information in the possession of Macquarie which might be relevant to an investment decision to be made by the Fund, and the Fund may initiate a transaction or sell an Investment which, if such information had been known to it, may not have been undertaken. Due to these restrictions, the Fund may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell an Investment that it otherwise might have sold. Furthermore, to the extent not restricted by confidentiality requirements or applicable law, Macquarie may apply experience and information gained in providing services to Portfolio Entities and other Investments to provide services to competing portfolio companies and investments of Macquarie or other MAM-Managed Entities, which may have adverse consequences for the Fund.

Macquarie also has an information barrier policy, which establishes certain information controls that, among other things, restrict communication between each of the business units of Macquarie (e.g., private equity, credit, public strategy). Consequently, while an investment team operating in one business unit is expected to have knowledge of information that could be pertinent to an investment or disposition decision of a MAM-Managed Entity operating in another one of the business units, the investment professionals of such other MAM-Managed Entity, including the Fund to the extent applicable, would not have access to such information due to this policy, unless parity of information already exists between such business units. Similarly, the receipt of material non-public information by one investment team would only restrict the operation of that business unit, and would not restrict other business units’ operations. However, an information barrier would not restrict the flow of information that one business unit wishes to receive from another business unit, as that business unit can opt-out of the barrier in its discretion, subject to the restrictions on use of any material non-public information received as a result. Additionally, certain Macquarie personnel may be considered “above the wall” and therefore exempt from the information barriers. As a result of this treatment and the resulting access to material non-public information, such personnel may be required to recuse themselves in connection with certain fund-related proceedings, which may impede the relevant Macquarie PE Fund’s investment program or operations. There can be no guarantee that informational barriers will be able to prevent all issues relating to the handling of material non-public information.

In addition, Macquarie receives and generates various kinds of portfolio company data and other information, including related to financial, industry, market, business operations, trends, budgets, customers, suppliers, competitors, sustainability and other metrics, financial information, commercial and transactional information, user data, costs data and related data or information. This information may, in certain instances, include material non-public information received or generated in connection with efforts on behalf of a fund’s investment (or prospective investment) in a portfolio company. As described above, the receipt of such information may restrict the Fund from transactions in the relevant company. Such information will also be periodically received in the ordinary course as a result of Macquarie personnel serving as directors of a public portfolio company and could cause the Fund to be restricted from transactions in the relevant portfolio company more often than if Macquarie personnel did not serve in such positions, which could have an adverse effect on Fund performance if Macquarie desired to engage in such transactions (including disposing of an investment in a timely manner). Macquarie has in the past and is likely in the future to enter into information sharing and confidentiality arrangements with portfolio companies and other sources of information that may limit the internal distribution and use of such data. Further, data is expected to be aggregated across the MAM-Managed Entities (including the Fund) and their respective portfolio companies and, in connection therewith, Macquarie is expected to serve as the repository for such data, including with ownership, use and distribution rights therein. Macquarie may also share data from one Portfolio Entity with another Portfolio Entity or a portfolio company of another MAM-Managed Entity. Macquarie has used and expects in the future in certain instances to use this information in a manner that provides a material benefit to Macquarie, its affiliates, or to other MAM-Managed Entities, including in identifying specific investment or business opportunities, without compensating or otherwise benefitting the Fund. In addition, Macquarie has a potential incentive to pursue Investments in Portfolio Entities based on the data and information expected to be received or generated. Macquarie has in the past utilized and is likely in the future to utilize such information to benefit Macquarie, its affiliates or other MAM-Managed Entities in a manner that may otherwise present a conflict of interest resulting from the particular facts and circumstances but does not intend to specifically disclose such conflicts to the Fund.

Macquarie or an affiliate from time to time is expected to sign nondisclosure agreements or other deal documentation in view of future participation by the Fund, although this typically is done as a courtesy and without compensation from the Fund.

Restrictions on Participation in Initial Public Offerings

Restrictions similar to those described above in relation to material non-public information will affect the Adviser’s ability to buy or sell securities, derivatives or loans of certain issuers on behalf of the Fund, as a result of Macquarie personnel, including persons who are not part of the Fund’s investment team, serving as directors of public companies. Such restrictions also would apply where Macquarie personnel serve as directors of private companies that become public through initial public offerings. Due to such restrictions, the Fund may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell an Investment that it otherwise might have sold. It is possible that one or more Portfolio Entities or the other MAM-Managed Entities will conduct an initial public offering during the life of the Fund, and if that occurs, the Fund’s ability to participate in such initial public offering would be restricted.

Positions with Portfolio Entities

As a result of the Fund controlling interests in Portfolio Entities, Macquarie or its affiliates typically have the right to appoint board members to such Portfolio Entities, to influence their appointment, or to sit as an observer on a Portfolio Entity board. From time to time, Portfolio Entity board members (including such members who are Macquarie personnel, senior advisors or consultants to Macquarie) approve compensation and other amounts payable to Macquarie or its affiliates, including cash, transaction fees, profits, or equity interests, or other compensation. In addition, Macquarie or its affiliates have the ability to appoint third parties as Portfolio Entity board members. In such circumstances, any compensation or fees received by such third party is not subject to the Management Fee offset described above, or otherwise shared with the Fund or Investors.

Certain decisions made by a director may subject Macquarie, its affiliates or the Fund to claims they would not otherwise be subject to as an investor, including claims of breach of duty of loyalty, securities claims and other director-related claims. In general, the Fund will indemnify Macquarie personnel from such claims. From time to time, employees of Macquarie may also be asked to serve as directors of, or observers with respect to, certain entities in which the Fund has fully exited its ownership interest or following the termination of such employee’s employment with Macquarie. In such circumstances, any compensation or fees received with respect to such exited investment or by such Macquarie employee is not subject to the Management Fee offset described above, or otherwise shared with the Fund or Investors.

Further, Macquarie personnel or consultants to Macquarie are permitted to also serve as employees, directors or interim executives of, or otherwise be associated with, companies that are competitors of Portfolio Entities, and in certain circumstances, such personnel or consultants may also be seconded to one or more Portfolio Entities, vendors and service providers or Investors. In such cases, such personnel may be subject to fiduciary and other obligations to make decisions that they believe to be in the best interests of the relevant companies. Although, in most cases involving the Portfolio Entities, the interests of the Fund and its Portfolio Entities would be expected to be aligned, this may not always be the case, particularly if the Portfolio Entities are likely to be in financial difficulty. It would also be expected that the interests of a competitor company would not be aligned with those of the Fund or the Portfolio Entities. This may result in a conflict between the relevant individual’s obligations to a competing Portfolio Entity and the interests of the Fund. In some circumstances, having Macquarie personnel serve as employees, directors or interim executives of another company (including, for these purposes, a portfolio company of any MAM-Managed Entity) may restrict the ability of the Fund to invest directly in an investment opportunity that also constitutes an investment opportunity for such company. Additionally, legal personnel of MAM may coordinate with the commercial teams and/or legal counsel (internal and external) at each Portfolio Entity and portfolio companies of MAM-Managed Entities from time to time in the ordinary course of the Portfolio Entities’ and portfolio companies’ respective businesses. If one or more Portfolio Entities or portfolio companies of MAM-Managed Entities transacts with another, a conflict may arise that requires legal personnel of MAM to withdraw from one or another representation or alternatively, appoint different members to serve as legal personnel of each Portfolio Entity and/or portfolio company of a MAM-Managed Entity. If a Portfolio Entity transacts with a portfolio company of a MAM-Managed Entity, and consequently loses legal representation, its legal and commercial interests could be materially prejudiced, which would inure to the detriment of the Fund.

The salaries, benefits, overhead and other similar expenses for personnel on secondment at Portfolio Entities could be borne (in whole or in part) by Macquarie and its affiliates or the organization for which the personnel are working or both (including fees for acquisition and/or transaction services to brokers, consultants or other finders). The Fund and its Portfolio Entities can be expected to pay compensation or cover fees or expenses associated with such secondees and interns, and if a Portfolio Entity pays the cost, it will be borne directly or indirectly by the Fund. If Macquarie pays salaries or covers expenses associated with such secondees and interns, they could seek reimbursement from the Fund for such amounts. Additionally, Macquarie, the Fund, or their respective Portfolio Entities could receive benefits from arrangements, including arrangements at no or reduced cost, with secondees or interns employed by service providers or vendors (or affiliates thereof) that provide services to, or whose employees serve as secondees or interns to, the Fund (or its Portfolio Entities) that bear the compensation, fees or expenses associated with such services, secondees or interns. Furthermore, such arrangements, including those at no or reduced cost, could include secondees or interns who perform services at the Portfolio Entities for the benefit of Macquarie or the Fund, that do not benefit Macquarie or the Fund. In addition, there could be instances where current and former employees of a portfolio company of a MAM-Managed Entity are seconded to or temporarily hired by Portfolio Entities or, at times, by the Investments directly. Such secondments or temporary hiring of current and former employees of portfolio companies of MAM-Managed Entities by Portfolio Entities (or by Investments) will result in a potential conflict of interest between the Portfolio Entities and the portfolio companies of such MAM-Managed Entities. The costs of such employees are expected to be borne by the Fund or its relevant Portfolio Entities, as applicable, and the fees paid by the Fund or such Portfolio Entities to other Portfolio Entity service providers or vendors do not offset or reduce Fund expenses.

Additionally, a Portfolio Entity typically will reimburse Macquarie or service providers retained at Macquarie’s discretion for expenses (including expenses related to training programs, meetings and other events (to the extent that such programs, meetings or events are attended by Portfolio Entity personnel), certain entertainment expenses (to the extent that such expenses are attributable to Portfolio Entity usage), travel and travel-related expenses, and expenses relating to recruiting, relocation and background checks for Portfolio Entity positions) incurred by Macquarie or such service providers in connection with its performance of services for such Portfolio Entity, as well as consulting fees (and other cash and non-cash compensation) incurred. This subjects Macquarie and its affiliates to conflicts of interest because the Fund generally does not have an interest or share in these reimbursements, and the amount of such reimbursements may be substantial. Macquarie determines the amount of these reimbursements for such services in its own discretion, subject to its internal reimbursement policies and practices. Although the amount of individual reimbursements typically is not disclosed to Investors in the Fund, their effect is reflected in the Fund’s audited financial statements, and any fee paid or expense reimbursed to Macquarie or such service providers generally is subject to agreements with sellers, buyers and management teams, the review and supervision of the board of directors of or lenders to Portfolio Entities, or third-party co-investors in its transactions. These factors help to mitigate related conflicts of interest.

Portfolio Entity Relationships Generally

Portfolio Entities may also be counterparties or participants in agreements, transactions or other arrangements with portfolio companies of other MAM-Managed Entities that may involve fees or servicing payments to Macquarie or its affiliates which are not subject to management fee offsets or otherwise shared with the relevant MAM-Managed Entities. From time to time, MAM Portfolio Performance Group (“PPG”) seeks to identify and help facilitate synergies between and among the portfolio companies of MAM-Managed Entities (including Portfolio Entities), with the aim of making inter-portfolio company introductions that have the potential to enable strategic partnerships, collaborations and the provision of services between such portfolio companies. In connection therewith, the applicable participating Portfolio Entities or portfolio companies of MAM-Managed Entities will bear the fees, costs and expenses related to such strategic partnerships, collaborations and/or services, but PPG will not receive any fees or compensation from such portfolio companies for making such introductions.

For example, from time to time, certain Portfolio Entities or portfolio companies of MAM-Managed Entities may provide or recommend goods or services to Macquarie, other Portfolio Entities or other portfolio companies of MAM-Managed Entities. As another example, it can also be expected that the management of one or more Portfolio Entities or portfolio companies of MAM-Managed Entities will consult with one another (or with one or more Portfolio Entities or portfolio companies of MAM-Managed Entities) in respect of seeking its expertise, industry view, or otherwise on a particular topic including but not limited to an asset and/or the purchase and/or sale thereof. Although Macquarie might determine that such agreements, transactions or other arrangements are consistent with the requirements of the Fund’s or such MAM-Managed Entity’s offering and/or governing agreements, it is possible that such agreements, transactions or other arrangements might not have otherwise been entered into but for the affiliation with Macquarie. This may give rise to actual or potential conflicts of interest for Macquarie, the Fund, the MAM-Managed Entity and/or their respective affiliates, as such agreements, transactions or arrangements may be more favorable for one Portfolio Entity or portfolio company than another, thus benefitting the Fund or MAM-Managed Entity at the expense of the other. Such agreements, transactions or other arrangements may be entered into without the consent or direct involvement of the Fund (including the investors therein) and/or such MAM-Managed Entity (or the consent of the limited partner advisory committee and/or the limited partners of such MAM-Managed Entity). In any such case, the Fund may not be involved in the negotiation process and the terms of any such agreement, transaction or other arrangement may not be as favorable to the Fund as otherwise may be the case if the Fund were involved.

Making such introductions between the Portfolio Entities and/or the portfolio companies of the relevant MAM-Managed Entities would provide not only current income to the businesses and their relevant stakeholders, but could also create significant enterprise value in them, which would not be shared with the Fund or Investors and could benefit Macquarie directly and indirectly. Also, Macquarie, MAM-Managed Entities and their portfolio companies and their personnel and related parties may receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by the Fund and/or the Portfolio Entities. In certain circumstances, some Portfolio Entities or portfolio companies of MAM-Managed Entities may derive greater benefits from such partnerships, collaborations and/or services than other Portfolio Entities or portfolio companies of MAM-Managed Entities, which would in turn confer greater benefits on some MAM-Managed Entities than other MAM-Managed Entities or the Fund. MAM, including PPG, in making inter-portfolio company introductions, faces potential conflicts of interest because, although Macquarie and its affiliates intend to make recommendations that they believe are aligned with a Portfolio Entity’s financial and operational strategies and that they anticipate will enhance investment performance, Macquarie and its affiliates have an incentive to make such a recommendation because of its, or its affiliate’s or a MAM-Managed Entity’s portfolio company’s, financial or business interests. In situations where the Portfolio Entities are dealing with each other and MAM or PPG is not involved, we would generally expect that each Portfolio Entity would act in its own best interest and the terms of any such agreement should then be at arm’s length. For any transactions amongst Portfolio Entities for which MAM and/or PPG are involved, the Portfolio Entities still have the ultimate decision to evaluate such transactions and to decide whether to enter into them.

Board of Directors

The functions and duties that members of the Board (some of whom may be affiliated with Macquarie) undertake for the benefit of the Fund will not be exclusive, and such members of the Board may perform similar functions and duties for other MAM-Managed Entities and/or third parties and accordingly conflicts of interest may arise in allocating time, services and/or functions among such other MAM-Managed Entities, one or more third parties and the Fund.

Members of the Board may be members, employees, officers, advisers or directors of entities or advisory teams that provide advice to the general partner, adviser or operator of certain MAM-Managed Entities or may be third parties (including third-party Sub-Advisers or service providers). Certain members of the Board may therefore have significant other responsibilities in addition to their responsibilities in respect of the Fund, including with respect to portfolio companies of certain MAM-Managed Entities and/or the funds of other third-party sponsors. This may present a conflict of interest if such persons pursue the interests of the Fund or a third party-managed fund and a MAM-Managed Entity simultaneously. Certain members of the Board which are affiliated with Macquarie may also, as part of their services to Macquarie, be appointed to the board of a portfolio company of a MAM-Managed Entity (generally in a supervisory capacity with a view to monitoring the performance of such portfolio company in accordance with the relevant MAM-Managed Entities’ shareholder rights) and situations may arise in which such a member has a duty to or an interest in a portfolio company which conflicts with its duties to, or the interests of, the Fund or a MAM-Managed Entity. Similar conflicts may arise with the interests of members of the Board which are not affiliated with Macquarie, including with respect to their engagement with third-party sponsors of investment funds, some of which may compete with the interests of MAM-Managed Entities.

Certain members of the Board may have been or will be invited to make an investment in the MAM-Managed Entities, some of which the Fund will participate in and/or alongside, in exchange for a right to receive economic entitlements (such as carried interest, where applicable), thereby creating an indirect alignment of their interest with those of Investors. However, members of the Board who are professionals within Macquarie may hold investment and/or other economic rights or entitlements with respect to multiple MAM-Managed Entities which may present conflicts of interest and create incentives to resolve a conflict which is more favorable to one MAM-Managed Entity than another MAM-Managed Entity (including as a result of having a greater investment or economic entitlement in one MAM-Managed Entity than another MAM-Managed Entity, or the matter in respect of which a conflict arises having a disproportionate bearing on such professional’s economic entitlement in respect of one MAM-Managed Entity as compared with another relevant MAM-Managed Entity with respect to the conflict matter at hand). MAM-Managed Entities and managers, directors, officers and employees of Macquarie may hold an indirect investment in, or receive other economic enticements with respect to, the Fund through one or more MAM-Managed Entities (including a subsidiary investment vehicle) or otherwise invest directly or indirectly alongside the Fund through one or more co-investment schemes established for such purpose.

Independent Directors

Directors which are not affiliated with Macquarie may perform similar functions to their functions in respect of the Fund for other MAM-Managed Entities and may perform similar functions for, and have duties to, other organizations and businesses that may give rise to conflicts of interest. In certain cases, such Independent Directors may also be appointed to the board of portfolio companies of certain MAM-Managed Entities or investment funds of third-party sponsors, typically in a non-executive capacity, and have other business interests that give rise to conflicts of interest with the interests of the Fund, the MAM-Managed Entities or one or more of their portfolio companies. The Independent Directors may also gain knowledge, expertise and information by virtue of their role with respect to one or more portfolio companies indirectly held by the Fund which may benefit one or more competing organizations or businesses in respect of which the Independent Directors separately provide advice or otherwise have an interest. If an Independent Director has an actual or potential conflict of interest by virtue of such member’s involvement with or investment in other MAM-Managed Entities or other business interests, such member will be required to disclose such interest to the Board.

Other Matters

A manager of a MAM-Managed Entity or Third-Party Fund may, from time to time, cause a MAM-Managed Entity or Third-Party Fund to effect certain principal transactions in securities with one or more accounts of such MAM-Managed Entity or Third-Party Fund’s managers, subject to certain conditions. Future investment activities of the managers of the MAM-Managed Entities or the Third-Party Funds, or their affiliates, and the principals, partners, directors, officers or employees of the foregoing, may give rise to additional conflicts of interest.

The Adviser and its affiliates may purchase securities or other property from, or are expected to sell securities or other property to, the Fund, subject to any consent from the Independent Directors as set forth in the Partnership Agreement or any applicable law. The Fund may engage in transactions with accounts that are affiliated with the Fund as a result of common officers, directors, advisers, members or managing general partners. These transactions would be effected in circumstances in which the Adviser determined that it would be appropriate for the Fund to purchase and another client to sell, or the Fund to sell and another client to purchase, the same security or instrument on the same day.

Future investment activities of the Adviser, the General Partner, their affiliates and their principals, partners, members, directors, officers or employees may give rise to conflicts of interest other than those described above.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Macquarie’s cybersecurity risk management processes are integrated into its overall risk management framework through its Information and Cyber Security Program (the “Program”), which outlines the governance structure, risk management strategies, and operational controls used to identify, manage, and mitigate cybersecurity risks across the organization. The Program operates within Macquarie’s Operational Risk Management Framework and is aligned with the US National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) Version 2.0, ensuring consistency with industry best practices and enterprise risk management principles.

The Program incorporates a comprehensive cybersecurity risk governance structure, supported by a global policy and standards framework, organization‑wide training and awareness initiatives, assurance and control testing activities, and continuous improvement driven by threat intelligence and risk insights. Cybersecurity risks are identified, assessed, and managed as part of Macquarie’s broader operational risk processes, including the assessment of current and emerging risks and internal and external incidents.

Macquarie leverages a combination of internal and independent assurance functions as part of its cybersecurity risk management processes. These include dedicated cybersecurity teams responsible for control design, implementation, and monitoring, as well as independent oversight and challenge provided by the Risk Management Group, Internal Audit and External Audit.

Dedicated cybersecurity teams are responsible for designing, implementing, monitoring, and assessing controls across the control environment. These activities include risk identification and reporting to management and the Board, control effectiveness assessments (including for third‑party service providers), data and asset protection, threat detection and monitoring, and incident response. These processes ensure that cybersecurity risk management is embedded across business operations and aligned with enterprise‑wide governance and oversight mechanisms.

Macquarie applies a “three lines of defense” model, whereby risk ownership resides in the business, with independent oversight and assurance functions providing governance and monitoring. Oversight activities include ongoing monitoring of cybersecurity performance through metrics, review of incident trends and audit findings, and continuous refinement of controls and governance processes. Regular reporting by the Chief Information Security Officer (CISO) to senior management and relevant governance forums further supports integration with enterprise‑level risk management and decision‑making.

The Program is reviewed at least annually and updated to reflect changes in the threat landscape, business operations, technology, and regulatory requirements, ensuring continued alignment with Macquarie’s risk appetite and overall risk management processes.

Macquarie maintains processes to oversee and identify risks associated with third‑party service providers through its Service Provider Governance Framework, supported by the Service Provider Risk Management Policy and Service Provider Lifecycle Standard. Cybersecurity assessments are performed where service providers access, process, store, or transmit Macquarie data outside of Macquarie’s control environment, in accordance with the Supplier Cyber Governance Standard and a risk‑proportionate approach. Macquarie has not been materially affected by cybersecurity threats and continuously monitors the evolving threat landscape, implements controls to mitigate identified risks, and manages residual risks in line with its defined risk appetite and Operational Risk Management Framework.

Additionally, the Fund’s Audit Committee reviews the Fund’s and the Adviser’s information technology (“IT”) security controls with management and periodically evaluates the adequacy of the Fund’s and the Adviser’s IT security program, compliance and controls with management.

Item 2. Properties

Our corporate headquarters are located at 660 Fifth Ave, New York, NY 10103 and are provided by the General Partner and the Adviser. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

We are not currently subject to any pending material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units are offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. Our Units are not listed or traded on any recognized securities exchange.

Because our Units are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold or transferred (i) except as permitted under the Partnership Agreement and (ii) unless the Units are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the Units unless and until we accept their redemption or transfer. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Units may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Units and to execute such other instruments or certifications as are reasonably required by us.

Unitholders

Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding certain Unitholders.

As of June 25, 2026, the Fund had the below number of holders of each outstanding class of Units. This number includes unitholders for whom Units are held in “nominee” or “street name” accounts through broker-dealers, banks or other intermediaries.

Class	Number of Holders
Class I	111
Class E	2

Distributions

The Fund may declare distributions from time to time. However, the Fund cannot guarantee that it will make distributions, and any distributions the Fund makes will be at the discretion of the General Partner, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law. As a result, the Fund’s distribution rates and payment frequency may vary from time to time.

Investors of record as of the distribution record date will be eligible for distributions declared. The per Unit amount of distributions on each class may differ if different class-specific fees and expenses are deducted from the gross distributions for each class. The NAV of each Unit that an Investor owns will be reduced by the amount of the distributions that the Investor receives in respect of Units. See “Item 1. Business—Distribution Reinvestment Plan.”

Unregistered Sales of Equity Securities

All sales of unregistered securities during the year ended March 31, 2026 were previously disclosed.

Unit Redemptions

No redemptions were made during the year ended March 31, 2026.

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the related notes of Macquarie Infrastructure Fund, L.P. and MIF Cayman, L.P. included in Item 8 of Part II of this Form 10-K. This discussion contains forward-looking statements and actual results may differ materially from those contained in or implied by any forward-looking statements. As used herein, the “Fund,” “we,” “us,” and “our” collectively refer to Macquarie Infrastructure Fund, L.P., "the Aggregator" refers to MIF Cayman, L.P., and “MIF US” refers to the Fund, together with its consolidated subsidiaries, and may include MIF TE Feeder, L.P. (the “Feeder”), one or more entities through which the General Partner or any of its affiliates may, in its sole discretion, cause the Fund to hold certain investments, directly or indirectly (“Intermediate Entities”) and any parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Fund (“Parallel Funds”).

The investment activities of the Fund are primarily carried out through the Aggregator. As such, in this discussion and analysis, we believe it is important to present information for both the Fund and the Aggregator. The financial statements of each entity are presented in “Item 8. Financial Statements and Supplementary Data” of this document.

Overview

The Fund was organized on June 20, 2025 as a limited partnership under the laws of the State of Delaware. The Fund is a private fund exempt from registration under Section 3(c)(7) of the 1940 Act. The Fund is considered an investment company under the accounting principles generally accepted in the United States of America (“GAAP”) and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”).

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

The Fund may invest in Eligible Real Assets directly in portfolio companies, including as a co-investor with any other vehicle that holds capital managed or advised by any MAM-Managed Entities, or indirectly through investments in MAM-Managed Entities. In order to provide for a liquidity reserve as well as help deliver yield, the Fund intends to invest a portion of its assets in debt investments to infrastructure and infrastructure-adjacent borrowers and liquid fixed income, liquid equity investments, cash and cash-like investments and such other appropriate investments, as determined by the Adviser from time to time.

Investment Portfolio

The Fund has acquired investments through the Aggregator, which is jointly owned with MIF International. MIF International had a fund inception date of February 28, 2025, and as a result of the Aggregator structure in place, the Fund has access to an already diversified portfolio of existing infrastructure assets.

As of March 31, 2026, our portfolio comprises 10 infrastructure equity investments and 4 infrastructure debt investments. As of March 31, 2026, the Fund’s transactional NAV is $11,714,650.

Recent Developments

During the period ended March 31, 2026, public markets experienced heightened volatility, driven by the impact of U.S. and reciprocal tariffs and ongoing uncertainty in global economic markets. To date there has been significant uncertainty as to the outcome of ongoing global trade negotiations, the extent of retaliatory measures taken by other countries, the potential for a prolonged U.S. government shutdown, geopolitical instability stemming from the conflicts in Ukraine and Iran and escalating conflicts in other parts of the Middle East and the ultimate impact on the U.S. and global economies.

A prolonged period of policy-driven uncertainty and continued market volatility increases the likelihood of a slowdown in the U.S. and global economies which could adversely affect us, our investors, our portfolio companies and the value of the underlying assets related to our investments. Historically, private markets have exhibited lower levels of volatility compared to public equities during periods of market disruption, offering investors potential diversification benefits. We believe private markets strategies provide unique opportunities for value creation through strategic and operational support, enabling portfolio companies to unlock their full potential. However, ongoing fluctuations in industry dynamics, regulatory developments, and broader macroeconomic factors may continue to contribute to elevated levels of market volatility both in the United States and internationally.

Results of Operations

From inception through October 30, 2025, we had not commenced our principal operations and were focused on our formation and preparation for fundraising and the commencement of investment operations. On October 31, 2025, the Fund commenced investment activity. Our key financial measures and the results of operations are discussed below. As there was no activity in periods prior to the current fiscal year, no comparative information is presented.

Revenues

We generate revenues primarily from our investments, including dividends and capital appreciation on our investments. To a lesser extent, we also generate revenue in the form of interest income from our investments in debt, which may be used to generate income, facilitate capital deployment and provide a potential source of liquidity.

Revenues for the period ended March 31, 2026 were $42,582. Revenue was primarily attributable to (i) dividends received from certain portfolio investments, reflecting a combination of operating performance, cash generation and the timing of dividends at the portfolio company level, which were subsequently passed through to investors, and (ii) income earned on cash and cash equivalents.

Expenses

Organizational Expenses

Organizational expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the period ended March 31, 2026, the Fund incurred organizational expenses of $1,406,654, which have been recorded as an expense on the Statement of Operations. As of March 31, 2026, organizational expenses payable amounting to $1,383,154 are included within organizational expenses and offering costs payable in the Statement of Assets and Liabilities.

Offering Costs

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Fund. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. For the period ended March 31, 2026, the Fund recognized amortization of offering costs in the amount of $862,967. As of March 31, 2026, the remaining unamortized balance of $1,557,033 is included within deferred offering costs, in the Statement of Assets and Liabilities. As of March 31, 2026, offering costs payable amounting to $2,420,000 are included within organizational expenses and offering costs payable in the Statement of Assets and Liabilities.

Professional Fees

Professional fees include, but are not limited to, administrative, audit, tax, and legal fees. For the period ended March 31, 2026, the Fund incurred professional fees of $1,958,321, of which $1,852,386 is included within professional fees payable in the Statement of Assets and Liabilities as of March 31, 2026.

Unrealized Gain (Loss) on Investments

The Fund generates income primarily from its investment in the Aggregator. The Fund has an interest of 1.24% in the Aggregator as of March 31, 2026. For the period ended March 31, 2026, the Aggregator generated a net increase in net assets resulting from operations of $95,112,423, which resulted in the Fund recognizing a net change in unrealized gain (loss) on investments of $1,268,706. There were no net realized gains or losses from the investment in the Aggregator for the period ended March 31, 2026. Key drivers of the results of operations of the Aggregator are discussed below.

Aggregator Income, Expenses and Net Realized and Unrealized Gain (Loss) on Investments and Translation of Assets and Liabilities in Foreign Currencies

The Aggregator generates income from investments in infrastructure investments, including dividends on our investments. We also generate income in the form of interest income from our investments in debt and other securities.

The Aggregator’s infrastructure investments and debt and other securities also generate net realized and unrealized gains and losses and net realized and unrealized gains and losses of foreign exchange translation of assets and liabilities denominated in foreign currencies. Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.

Aggregator Net Investment Income (Loss)

For the period ended March 31, 2026, the Aggregator’s net investment income was $5,967,280.

Aggregator Income

For the period ended March 31, 2026, the Aggregator generated $6,285,723 in total income, of which $5,007,958 and $1,277,765 consisted of dividend income and interest income, respectively.

Aggregator Expenses

For the period ended March 31, 2026, the Aggregator incurred $318,443 in total expenses.

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

Financial Condition, Liquidity and Capital Resources

For the period ended March 31, 2026, the Fund had total assets of $13,210,148, which was caused by the Fund commencing operations, investment activity, and increase in fair value of the Aggregator. As of March 31, 2026, the Aggregator had total assets of $895,959,930.

For the period ended March 31, 2026, the Fund had total liabilities of $6,093,704 which was driven by operational expenses for commencing and maintaining the Fund. As of March 31, 2026, the Aggregator had total liabilities of $1,193,061, which was driven by organizational expenses payable of $110,147, and accounts payable and accrued expenses of $904,164.

We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities which are then invested into the Aggregator.

Our primary use of cash will be for (i) making alternative infrastructure and infrastructure related investments, (ii) the cost of operations (including the management fee and performance allocation), (iii) debt service of any borrowings, (iv) periodic redemptions, including under the Redemption Program (as described in “Item 8. Financial Statements and Supplementary Data—Financial Statements of Macquarie Infrastructure Fund, L.P.—Notes to the Financial Statements— Note 7. Net Assets” of the Fund’s financial statements), and (v) cash distributions to investors.

Cash Flows

As of March 31, 2026, the Fund’s cash and cash equivalents and the continuous offering of Units are expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Units.

As of March 31, 2026, the Fund had $342,030 in cash and cash equivalents, including net proceeds from the continuous private offering of Units, we expect to be sufficient to conduct operations in the near term. See “Item 8. Financial Statements and Supplementary Data—Financial Statements of Macquarie Infrastructure Fund, L.P.—Notes to the Financial Statements—Note 9. Commitments and Contingencies” of the Fund’s financial statements for quantitative details on future commitments to new and existing investments.

As of March 31, 2026, the Aggregator had $4,203,051 in cash and cash equivalents which we expect to be sufficient for investing activities and to conduct operations in the near term.

As of March 31, 2026, the Aggregator had conditional commitments of $1,210,973,891 to investments. As of March 31, 2026, the Aggregator had unfunded commitments of $492,598,433 to existing investments which are generally due upon demand. Included in the unfunded commitments is EUR8,556,838 ($9,859,189), GBP139,739,133 ($184,273,955) and AUD359,739,469 ($246,385,562). These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments and capital commitments to investment funds that have not yet been called. Commitments are expected to be funded by available cash and cash generated from capital contributions and investment sale realizations. The Aggregator expects to continue making fund commitments in the future and, at times, reevaluate commitments to existing vehicles.

Transactional Net Asset Value

The Fund calculates its transactional NAV per Unit in accordance with the Fund’s valuation policies and procedures. Transactional NAV is the price at which it sells and redeems its Units and serves as a basis for certain fees incurred by the Fund. The Adviser also evaluates changes to transactional NAV to monitor fund performance. Transactional NAV is based on the month-end values of its investments and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with the Fund’s valuation policy. Certain contingent tax liabilities may not be recognized as a reduction to transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment.

March 31, 2026
Components of the Fund’s Transactional Net Asset Value
Investment in affiliated fund	$11,073,581
Due from the Adviser	2,352,085
Cash and cash equivalents	342,030
Prepaid assets	130,443
Derivatives, at fair value	55,677
Investments	49,854
Due from Affiliate	1,530
Professional fees payable	(1,852,386)
Accounts payable and accrued expenses	(227,617)
Promissory notes	(110,000)
Administration fees payable	(62,500)
Derivative liabilities, at fair value	(38,014)
Performance allocation payable	(33)
Transactional Net Asset Value	$11,714,650

The transactional NAV per Unit for each class of the Fund was as follows:

	March 31, 2026
	Transactional NAV per Unit	Number of units
Class E	$27.88	420,000
Class I	$27.10	110

The following table reconciles GAAP Net Asset Value to the Fund’s transactional NAV.

March 31, 2026
GAAP Net Asset Value	$7,116,444
Adjustments
Organizational expenses	1,406,654
Offering expenses	862,967
Specified Expenses (a)	2,328,585
Transactional Net Asset Value	$11,714,650

(a)
Specified Expenses as defined in “Item 8. Financial Statements and Supplementary Data—Financial Statements of Macquarie Infrastructure Fund, L.P.—Notes to the Financial Statements—Note 8. Related Party Transactions” of the Fund’s financial statements.

Critical Accounting Policies and Estimates

The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates and assumptions.

Fair Value

As an investment company under ASC 946, the Fund and Aggregator are required to report investments, including those for which current market values are not readily available, at fair value in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. The fair value process is used to both recognize investments in accordance with GAAP and for purposes of computing a monthly transactional NAV.

Investment in the Aggregator

The Fund’s investment in the Aggregator is generally valued based on the latest NAV reported or provided by the investment adviser or investment manager. NAV as a practical expedient is appropriate if the reported NAV of the investment in the Aggregator is calculated in a manner consistent with the measurement principles applied to investment companies. If the latest NAV of the Aggregator is not available at the time the Fund is calculating its NAV, the Adviser will update the last available NAV by recognizing any cash flow activity for the investment fund during the month. Cash flows since the reference date of the last NAV received by an investment fund are recognized by adding the nominal amount of investment-related capital calls and deducting the nominal amount of investment-related distributions from the NAV as reported.

Direct Investments that Are Publicly Traded in Active Markets

Securities that are publicly traded and for which market quotations are readily available will be valued at the closing price of such securities in the principal market in which the security trades. If market quotations are not readily available, the fair value will be determined in good faith by the Adviser using a widely accepted valuation methodology on the valuation date.
In some cases, securities will include legal and contractual restrictions that limit their purchase or sale for a period of time. A discount to the publicly traded price may be appropriate in instances where a legal restriction is a characteristic of the security. The amount of the discount, if taken, will be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.

Direct Investments that Are Not Publicly Traded

Investments for which market prices are not observable include investments in common equity or preferred equity of operating companies. The primary methodology for determining the fair values of such investments is generally the income approach, whereby fair value is derived based on the present value of cash flows that a business, or security is expected to generate in the future. The most widely used methodology under the income approach is the discounted cash flow method, which includes significant assumptions about the underlying investment’s projected net earnings or cash flows, discount rate, capitalization rate and exit multiple. The Adviser’s secondary methodology, generally used to corroborate the results of the income approach, is typically the market approach. The most widely used methodology under the market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions or assets are comparable. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. Depending on the facts and circumstances associated with the investment, different primary and secondary methodologies may be used including option value, contingent claims or scenario analysis, yield analysis, projected cash flow through maturity or expiration, probability-weighted methods and/or recent round of financing. Generally, material differences between the primary and secondary approaches will be investigated and updates may be made to model inputs as deemed necessary.

Debt Investments

In general, debt investments will be valued by the Adviser based on market quotations or at fair value determined in accordance with the valuation policy and are accounted for on a settlement basis. Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers for certain of the Aggregator’s debt investments. Securities that are traded publicly on an exchange or other public market (stocks, exchange traded derivatives and securities convertible into publicly traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades. If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Adviser. The primary methodology for determining the fair value of such investments is generally a yield analysis whereby the Adviser determines if there is adequate collateral value supporting such investments and whether the investment’s yield approximates market yield. If the market yield is estimated to approximate the investment’s yield, then such investment is valued at its par value. If the market yield is not estimated to approximate the investment’s yield, the Adviser will project the expected cash flows of the investment based on its contractual terms and discount such cash flows back to the valuation date based on an estimated market yield. Market yield is estimated based on a variety of inputs regarding the collateral asset(s) performance and capital market conditions, in each case as determined in good faith by the Adviser. The Adviser may determine that certain investments in debt investments will be valued using different procedures.

Principles of Consolidation

The Fund and the Aggregator are both investment companies under ASC 946. There is inherent judgment in how to apply ASC Topic 810, Consolidation (“ASC 810”), to instances where an investment company invests in another investment company as generally investment companies do not consolidate their investments and rather report them at fair value. The Fund considered the guidance in ASC 810, ASC 946 and certain SEC industry guidance in concluding that non-consolidation of the Aggregator by the Fund has been deemed appropriate. In considering ASC 810, the following factors were deemed important in supporting a conclusion that the Fund does not have a controlling financial interest in the Aggregator: (a) the Aggregator’s purpose is to pool investments across funds from various regions, (b) there is no contractual mechanism for the Fund to control the Aggregator and (c) essentially all of the Aggregator’s activities are not conducted on behalf of the Fund. The Fund believes non-consolidation is the financial presentation that most meaningfully presents the financial position and results of operations.

Recent Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data—Financial Statements of Macquarie Infrastructure Fund, L.P.—Notes to the Financial Statements—Note 2. Summary of Significant Accounting Policies” and “Item 8. Financial Statements and Supplementary Data—Financial Statements of MIF Cayman, L.P.—Notes to the Financial Statements—Note 2. Summary of Significant Accounting Policies” for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond March 31, 2026, see “Item 8. Financial Statements and Supplementary Data—Financial Statements of Macquarie Infrastructure Fund, L.P.—Notes to the Financial Statements—Note 9. Commitments and Contingencies” and “Item 8. Financial Statements and Supplementary Data—Financial Statements of MIF Cayman, L.P.—Notes to the Financial Statements—Note 9. Commitments and Contingencies.”

Related Parties

The Fund and the Aggregator may engage in transactions with affiliates of Macquarie, including entities managed or advised by MAM-Managed Entities.

Macquarie, MAM-Managed Entities and their affiliates may hold or acquire assets and contribute or sell such assets to the Fund, the Aggregator or their subsidiaries. These transfers may occur in kind, at FMV if transferred from Macquarie, a MAM-Managed Entity or any of their affiliates, at cost or otherwise at cost plus roll forward, in each case as determined by the Adviser, plus related expenses, including transaction costs and a risk or similar premium. See “Item 8. Financial Statements and Supplementary Data—Financial Statements of Macquarie Infrastructure Fund, L.P. —Notes to the Financial Statements—Note 8. Related Party Transactions” and “Item 8. Financial Statements and Supplementary Data—Financial Statements of MIF Cayman, L.P.—Notes to the Financial Statements—Note 8. Related Party Transactions” for details of the Fund’s related party transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks.

Fair Value Risk

We are subject to financial market risks, including changes in fair values and interest rates. We invest primarily in alternative infrastructure and infrastructure-related investments. Many of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with the Fund’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the types of investments we make.

Exchange Rate Risk

The Fund and the Aggregator hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The Fund and the Aggregator manage exposure to investments in foreign currencies by hedging such risks. As of March 31, 2026, the Fund and the Aggregator held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of March 31, 2026, a 10% decline in the exchange rates between the U.S. dollar and all other foreign currencies in which certain portfolio companies are denominated would result in a decline in net assets resulting from operations of $460,738, if not offset by other factors.

Item 8. Financial Statements and Supplementary Data

Macquarie Infrastructure Fund, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of Macquarie Infrastructure Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investments of Macquarie Infrastructure Fund, L.P. (the “Partnership") as of March 31, 2026, and the related statements of operations, of changes in net assets and of cash flows, including the notes for the period from June 20, 2025 (Date of Incorporation) to March 31, 2026, (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 31, 2026, and the results of its operations and its cash flows for the period from June 20, 2025 (Date of Incorporation) to March 31, 2026 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
June 25, 2026

We have served as the Partnership’s auditor since 2025.

PART II. FINANCIAL INFORMATION

Macquarie Infrastructure Fund, L.P.

Statement of Assets and Liabilities

March 31, 2026
Assets
Investments in affiliated fund, at fair value (cost $9,805,183)	$11,073,581
Deferred offering costs	1,557,033
Cash and cash equivalents	342,030
Prepaid expenses	130,443
Derivative assets, at fair value (cost $-)	55,677
Investments, at fair value (cost $49,548)	49,854
Due from Affiliate	1,530
Total assets	$13,210,148

Liabilities
Organizational expenses and offering costs payable	$3,803,154
Professional fees payable	1,852,386
Accounts payable and accrued expenses	227,617
Promissory notes, at fair value	110,000
Administration fees payable	62,500
Derivative liabilities, at fair value (cost $-)	38,014
Performance allocation payable	33
Total liabilities	$6,093,704

Commitments and contingencies (Note 9)

Net assets
Limited Partnership Units - Class E Units, unlimited Units authorized (420,000 Units issued and outstanding as of March 31, 2026)	7,114,144
Limited Partnership Units - Class I Units, unlimited Units authorized (110 Units issued and outstanding as of March 31, 2026)	2,300
Total net assets	$7,116,444

Total net assets and liabilities	$13,210,148

The accompanying notes are an integral part of these financial statements.

Macquarie Infrastructure Fund, L.P.

Statement of Operations

June 20, 2025 (Date of Incorporation) to March 31, 2026
Income
Dividend income	$41,274
Interest income	1,308
Total income	42,582

Expenses
Professional fees	1,958,321
Organizational expenses	1,406,654
Deferred offering costs amortization	862,967
Director fees	123,614
Insurance expense	90,495
Administration fees	73,750
Interest expense	4,436
Performance allocation expense	33
Management fees	12
Other expenses	117,663
Total expenses	4,637,945
Management fees waived	(12)
Net expenses	4,637,933
Net investment income (loss)	(4,595,351)
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies
Net realized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	(77,319)
Net change in unrealized gain (loss) on investments	1,268,706
Net change in unrealized gain (loss) on derivatives	17,663
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(5)
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	1,209,045
Net increase (decrease) in net assets resulting from operations	$(3,386,306)

The accompanying notes are an integral part of these financial statements.

Macquarie Infrastructure Fund, L.P.

Statement of Changes in Net Assets

	June 20, 2025 (Date of Incorporation) to March 31, 2026
	Class E	Class I	Total
Net assets as of June 20, 2025	$-	$-	$-
Capital contribution, net	10,500,000	2,750	10,502,750
Net investment income (loss)	(4,594,639)	(712)	(4,595,351)
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	1,208,783	262	1,209,045
Net assets as of March 31, 2026	$7,114,144	$2,300	$7,116,444

The accompanying notes are an integral part of these financial statements.

Macquarie Infrastructure Fund, L.P.

Statement of Cash Flows

June 20, 2025 (Date of Incorporation) to March 31, 2026
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(3,386,306)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net realized (gain) loss on investments, derivatives and translation of assets and liabilities in foreign currencies	77,319
Net change in unrealized (gain) loss on investments	(1,268,706)
Net change in unrealized (gain) loss on derivatives	(17,663)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	5
Purchase of investments	(10,566,972)
Proceeds from investments	634,919
Change in operating assets:
Deferred offering costs	(1,557,033)
Prepaid expenses	(130,443)
Due from Affiliate	(1,530)
Change in operating liabilities:
Organizational expenses and offering costs payable	3,803,154
Professional fees payable	1,852,386
Accounts payable and accrued expenses	227,617
Administration fees payable	62,500
Performance allocation payable	33
Net cash provided by (used in) operating activities	$(10,270,720)
Cash flows from financing activities:
Capital contribution	10,504,750
Return of capital contribution	(2,000)
Promissory notes	110,000
Net cash provided by (used in) financing activities	$10,612,750
Net increase in cash and cash equivalents	$342,030
Cash and cash equivalents at the beginning of the period	—
Cash and cash equivalents at the end of the period	$342,030

Supplemental disclosure of cash flow information
Cash paid for interest	$1,100

The accompanying notes are an integral part of these financial statements.

Macquarie Infrastructure Fund, L.P.

Schedule of Investments

		March 31, 2026
Name of Investment	Type of Investment	Geography	Industry	Fair Value	Fair Value as a Percentage of Net Assets
Investments in affiliated fund
MIF Cayman, L.P. (1)	LP interest	Various	Various	$11,073,581	155.61%
Total investments in affiliated fund (Cost : Various $9,805,183)				$11,073,581	155.61%
Investments
Treasury Bill	Government bonds	Americas	N/A	$49,854	0.70%
Total investments (Cost: Americas $49,548)				$49,854	0.70%
Total investments in affiliated fund and investments (Cost : $9,854,731)				$11,123,435	156.31%
Derivative instruments
Foreign currency forward contracts
Westpac Banking Corp.	Sell GBP/USD	N/A	N/A	$1,108	0.02%
Westpac Banking Corp.	Buy GBP/USD	N/A	N/A	(487)	-0.01%
Westpac Banking Corp.	Sell AUD/USD	N/A	N/A	(29,760)	-0.42%
Westpac Banking Corp.	Sell EUR/USD	N/A	N/A	12,496	0.18%
Westpac Banking Corp.	Sell GBP/USD	N/A	N/A	39,593	0.56%
Westpac Banking Corp.	Buy AUD/USD	N/A	N/A	311	0.00%
Westpac Banking Corp.	Sell GBP/USD	N/A	N/A	10	0.00%
Westpac Banking Corp.	Buy AUD/USD	N/A	N/A	(1,389)	-0.02%
Westpac Banking Corp.	Buy GBP/USD	N/A	N/A	(2,775)	-0.04%
Westpac Banking Corp.	Buy EUR/USD	N/A	N/A	(2,571)	-0.04%
Westpac Banking Corp.	Buy AUD/USD	N/A	N/A	(947)	-0.01%
Westpac Banking Corp.	Sell GBP/USD	N/A	N/A	2,159	0.03%
Westpac Banking Corp.	Buy EUR/USD	N/A	N/A	(81)	0.00%
Westpac Banking Corp.	Sell GBP/USD	N/A	N/A	(4)	0.00%
Total foreign currency forward contracts				$17,663	0.25%
Total derivatives (Cost : $-)				$17,663

Fair Value as a Percentage of Net Assets may not add due to rounding.

(1)
The Partnership had an interest of 1.24% in MIF Cayman, L.P. as of March 31, 2026.

The accompanying notes are an integral part of these financial statements.

Macquarie Infrastructure Fund, L.P.

Notes to Financial Statements

1.
Organization

Macquarie Infrastructure Fund, L.P. (the “Partnership”) is a Delaware limited partnership formed on June 20, 2025, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Partnership operates pursuant to the Second Amended and Restated Limited Partnership Agreement, dated October 31, 2025, as amended by Amendment No. 1, dated January 30, 2026, which may be further amended and restated from time to time (the “Partnership Agreement”). The Partnership is structured as a perpetual vehicle, with monthly, fully funded subscriptions and aims to make periodic redemptions.

The Partnership is conducting a continuous private offering on a monthly basis of limited partnership units (the “Units”), consisting of four classes, Class I Units, Class D Units, Class E Units, and Class S Units (each, a “Class”), to prospective investors (the “Investors”) who are both (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the 1940 Act and rules thereunder).

The Partnership’s investment objective is to generate capital appreciation and yield over the medium-to-long term by investing in a globally diversified portfolio of equity, equity-like and hybrid investments consisting of infrastructure or having infrastructure-like characteristics (each, an “Eligible Real Asset”). The Partnership may invest in Eligible Real Assets directly in portfolio companies, including as a co-investor with any other vehicle that holds capital managed or advised by any MAM-Managed Entities, or indirectly through investments in MAM-Managed Entities.

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

On July 31, 2025, Macquarie Infrastructure and Real Assets Inc., an affiliate of the Partnership’s investment adviser, provided the initial seed funding of $2,000 to the Partnership. This funding was subsequently returned to the affiliate.

Investment operations commenced on October 31, 2025, when the Partnership first sold Class E units (the “initial Closing Date”) and began investing. Effective February 2, 2026, the Partnership changed its fiscal year end from June 30 to March 31.

Following the initial Closing Date, the Partnership acquired from Macquarie Private Markets SICAV’s sub-fund, Macquarie Infrastructure Fund (“MIF International”), and/or Macquarie and its affiliates, interests in certain assets directly or indirectly, including through acquiring interests in the Aggregator that is jointly owned by the Partnership and MIF International.

2.
Summary of Significant Accounting Policies

Material accounting policy information applied in the preparation of these financial statements are set out in the notes below. These policies have been consistently applied throughout the period presented, unless otherwise stated.

Basis of Presentation

The Partnership’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Partnership’s financial statements and related financial information have been prepared pursuant to the requirements of Regulation S-X. There has been no activity prior to the current fiscal year and as such, there is no comparative information to present. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the financial statements are fairly stated and that estimates made in preparing its financial statements are reasonable and prudent. The Partnership is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The functional currency of the Partnership is the U.S. dollar and these financial statements have been prepared in that currency.

Macquarie Infrastructure Fund, L.P.

Notes to Financial Statements

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

The Partnership determines whether it has a controlling financial interest in an entity at such entity’s inception and continuously reconsiders that conclusion. In instances where the Partnership wholly owns another investment company, the Partnership believes this would constitute a controlling financial interest and consolidation would be appropriate. For non-wholly owned interests in investment companies, the Partnership assesses the nature of the investment structure and considers its interests in and governance rights over the entity to determine whether the Partnership holds a controlling financial interest. Performance of that analysis requires the exercise of judgment.

The Partnership does not have a controlling financial interest in and, as a result, does not consolidate the Aggregator, nor any other reporting entities within the Partnership, because (a) the General Partner is not acting solely on behalf of the Partnership as it carries out its duties and (b) the Partnership does not absorb substantially all of the Aggregator’s variability. At each reporting date, the Partnership assesses whether it has a controlling financial interest in the Aggregator or any other reporting entities within the Partnership, and any associated consolidation implications.

Use of Estimates

In preparing the financial statements in conformity with U.S. GAAP, the General Partner has made judgments, estimates and specific assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Such estimates include those used in the valuation of the investment in the Aggregator, including the valuation of the Aggregator’s investments, derivative instruments, and promissory notes. Actual results may differ from those estimates.

Fair Value of Investments and Financial Instruments

In accordance with ASC 820, Fair Value Measurement (“ASC 820”), the Partnership defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Partnership uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:

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

The Partnership has estimated the fair value of its investments and financial instruments using available market information and valuation methodologies the Partnership believes to be appropriate for these purposes. The Partnership measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment

Macquarie Infrastructure Fund, L.P.

Notes to Financial Statements

company and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Partnership’s investment in the Aggregator are presented within net change in unrealized gain (loss) on investments in the Statement of Operations.

The Aggregator’s determination of fair value is based on the best information available in the circumstances and incorporates the Aggregator’s own assumptions, including assumptions that the Aggregator believes market participants would use in valuing the investments, and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including appropriate risk adjustments for non-performance and liquidity. The values estimated by the Aggregator may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the financial statements.

The Partnership invests in government bonds including United States (“U.S.”) Treasury bills and non-U.S. government bonds. U.S. Treasury bills are valued using quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. Non-U.S. government bonds are generally valued using quoted prices or observable market inputs, including dealer quotations and pricing services, and are classified within Level 1 or Level 2 of the fair value hierarchy, depending on the availability of observable market data.

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

The following table summarizes the valuation of the Partnership’s investments by the fair value hierarchy levels:

	March 31, 2026
	Level 1	Level 2	Level 3	NAV	Total
Assets
Government bonds	$49,854	$-	$-	$-	$49,854
Investments in affiliated fund
MIF Cayman, L.P.	-	-	-	11,073,581	11,073,581
Total investments	49,854	-	-	11,073,581	11,123,435

Derivative assets	-	55,677	-	-	55,677
	$49,854	$55,677	$-	$11,073,581	$11,179,112

Liabilities
Promissory notes	$-	$-	$110,000	$-	$110,000
Derivative liabilities	-	38,014	-	-	38,014
	$-	$38,014	$110,000	$-	$148,014

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level 3 of the fair value hierarchy as of March 31, 2026:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average	Impact to Valuation from an Increase in Input
Financial Liabilities
Promissory notes	$110,000	Cost	N/A

Macquarie Infrastructure Fund, L.P.

Notes to Financial Statements

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value:

Level 3 Financial Liability at Fair Value
June 20, 2025 (Date of Incorporation) to March 31, 2026
Promissory Notes
Balance, beginning of period	$-
Issuance	110,000
Balance, end of period	$110,000
Changes in unrealized gain (loss) included in earnings related to financial liabilities still held at the reporting date	$-

There were no transfers of investments into or out of Level 3 of the fair value hierarchy during the period from June 20, 2025 (Date of Incorporation) to March 31, 2026.

Government Bonds

The Partnership recognizes government bonds at fair value. Interest on government bonds is recognized on an accrual basis and included in interest income on the Statement of Operations. Realized gains and losses on government bonds represent the difference between sale proceeds and the investment’s carrying value at the time of disposition. Unrealized gain or loss represents the change in fair value of government bonds during the period. Realized gains or losses and unrealized gains or losses are recorded within net realized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies and net unrealized gain (loss) on investments, respectively, on the Statement of Operations.

Promissory Note

The Partnership recognizes promissory notes at fair value. No costs were incurred as part of the issuance of these notes. Interest expense is recognized using the effective interest method, and accrues until settlement, prepayment, or maturity. Any interest owed but unpaid at the reporting date is recorded as accrued interest expense and included in the Statement of Assets and Liabilities.

On December 1, 2025, in connection with the offering of Class I Units, the Partnership issued a series of promissory notes (the “Notes”) with a principal amount of $110,000. The Notes bear interest at a fixed rate of 12% per annum, payable semi-annually in arrears, and mature 30 years from the date of issuance.

Derivatives

The Partnership recognizes derivative instruments as assets or liabilities at fair value in the Statement of Assets and Liabilities and presents them as derivative assets, at fair value, and derivative liabilities, at fair value, respectively.

Realized gains and losses on derivatives that are closed or mature during the period are measured as the difference between the contract’s value at inception and its value at closing. Realized results are presented in net realized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies in the Statement of Operations.

For derivative positions outstanding at period end, unrealized gains and losses reflect the period-over-period change in fair value, net of reversals of amounts previously recognized upon realization. Unrealized results are presented in net change in unrealized gain (loss) on derivatives in the Statement of Operations.

Macquarie Infrastructure Fund, L.P.

Notes to Financial Statements

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

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts:

	March 31, 2026
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Derivative instruments
Foreign currency forward contracts (AUD)	$25,845	$311	$3,075,314	$32,096
Foreign currency forward contracts (EUR)	1,780,440	12,496	286,566	2,652
Foreign currency forward contracts (GBP)	4,705,015	42,870	1,325,626	3,266
Total	$6,511,300	$55,677	$4,687,506	$38,014

Each of the derivative instruments has a maturity date of May 5, 2026.

The table below summarizes the impact to the Statement of Operations from derivative instruments:

June 20, 2025 (Date of Incorporation) to March 31, 2026
Derivative instruments
Realized gains (losses)	$75,587
Foreign currency forward contracts
Net change in unrealized gain (loss)	17,663
Foreign currency forward contracts	$93,250

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

Macquarie Infrastructure Fund, L.P.

Notes to Financial Statements

Securities Transactions, Revenue Recognition and Expenses

The Partnership records its investment transactions on a trade date basis. The Partnership measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method. Expenses are recorded on an accrual basis.

Foreign Currency Translation

The accounting records of the Partnership are maintained in U.S. dollars. The fair values of foreign securities, foreign cash and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each reporting period. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred. The Partnership includes the effects of foreign currency exchange rate changes on realized and unrealized gains and losses on investments within net realized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies and net change in unrealized gain (loss) on investments, respectively, in the Statement of Operations.

Affiliates

The General Partner, the Adviser, MIF International, Macquarie Infrastructure and Real Assets Inc., an affiliate of the Adviser, MIF TE Feeder, L.P. (the “Feeder”), Parallel Funds (the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Partnership, but excluding MIF International), and other vehicles sponsored, advised and/or managed by Macquarie or its affiliates are affiliates of the Partnership.

Segment Reporting

The Partnership operates through a single reportable segment. The chief operating decision makers (the “CODMs”) consist of the Partnership’s Chief Executive Officer and Chief Financial Officer. The CODMs assess the performance of, allocate resources to and make operating decisions for the Partnership primarily based on the Partnership’s net assets resulting from operations. Reportable segment assets are reflected on the accompanying Statement of Assets and Liabilities as total assets and reportable segment significant expenses reviewed by the CODMs are listed on the Statement of Operations.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Partnership is currently evaluating the impact of adopting this guidance on its financial statements and disclosures.

3.
Cash and Cash Equivalents

Cash and cash equivalents include cash in hand, deposits held at call with banks and other short-term investments in an active market with original maturities of three months or less, which are subject to an insignificant risk of change in value. As of March 31, 2026, cash of $342,030 was held and there were no cash equivalents or restricted cash.

4.
Investment in the Aggregator

The Partnership recognizes dividend income on the record date of distributions from the Aggregator. The Partnership had an interest of 1.24% in the Aggregator as of March 31, 2026. The remaining interest in the Aggregator is held by MIF International. The Partnership’s interest in the Aggregator may result in the Partnership indirectly holding investments of the Aggregator that, on a proportional basis, at times may proportionally exceed 5% of the net assets of the Partnership. For a listing of investments that may proportionally exceed 5% of the Partnership’s net assets, see the Condensed Schedule of Investments of the Aggregator. As of March 31, 2026, the Partnership had no unfunded commitments.

Macquarie Infrastructure Fund, L.P.

Notes to Financial Statements

The Aggregator primarily invests in Eligible Real Assets (as defined above). As of March 31, 2026, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without consent of the Aggregator’s general partner. Certain investments cannot be redeemed and distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

Political developments, natural disasters, public health crises and other events outside of the Partnership’s control can adversely, directly and indirectly, impact the Partnership and its investments in material respects. The Partnership’s investments are subject to various risk factors including market and credit risk, foreign exchange risk, and risks associated with investing in private equity investments. Additionally, the Partnership’s investments are concentrated in certain industries as shown in the Condensed Schedule of Investments of the Aggregator. The industry classifications and geographic locations represent the most meaningful presentation of the principal business and location of the investments.

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

5.
Organizational Expenses and Offering Costs

Organizational Expenses

Organizational expenses include, among other things, the cost of incorporating the Partnership and the cost of legal services and other fees pertaining to the Partnership’s organization. These costs are expensed as incurred. For the period ended March 31, 2026, the Partnership incurred organizational expenses of $1,406,654, which have been recorded as organizational expenses on the Statement of Operations. As of March 31, 2026, organizational expenses payable amounting to $1,383,154 are included within organizational expenses and offering costs payable on the Statement of Assets and Liabilities.

Offering Costs

Offering costs include registration fees and legal fees regarding the preparation of the registration statement and costs in connection with the continuous offering of Units of the Partnership. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning October 31, 2025 as the date investment operations commenced. For the period ended March 31, 2026, the Partnership recognized amortization of offering costs of $862,967, which have been recorded as deferred offering costs amortization on the Statement of Operations. As of March 31, 2026, the remaining unamortized balance of $1,557,033 is included within deferred offering costs in the Statement of Assets and Liabilities. As of March 31, 2026, offering costs payable amounting to $2,420,000 are included within organizational expenses and offering costs payable on the Statement of Assets and Liabilities.

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

Macquarie Infrastructure Fund, L.P.

Notes to Financial Statements

The Partnership files tax returns, where applicable, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Partnership is subject to examination by U.S. federal, state, local and non-U.S. jurisdictions, where applicable. As of March 31, 2026, the tax year that remains subject to examination by the major tax jurisdictions under the statute of limitations, or other similar requirements, where applicable, is 2025.

The Partnership did not have any recognized tax benefits or liabilities resulting from tax positions for the period ending March 31, 2026. The Partnership does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

7.
Net Assets

The Partnership is authorized to issue an unlimited number of Units on a continuous basis to eligible Investors.

The Partnership offers four separate classes of Units designated as Class I Units, Class D Units, Class S Units and Class E Units to Investors. Each class of Units will have certain differing characteristics, particularly in terms of the distribution fees that may be charged to Investors. Class D Units and Class S Units will be sold subject to certain upfront selling commissions, placement fees, subscription fees or similar fees (“Subscription Fees”) of up to 1.50% and up to 3.50%, respectively, of the purchase amount.

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

The following table presents transactions in the Units during the period from June 20, 2025 (Date of Incorporation) to March 31, 2026.

	June 20, 2025 (Date of Incorporation) to March 31, 2026
	Class I Units	Class E Units	Total
Units Outstanding as of June 20, 2025	-	-	-
Units Issued	110	420,000	420,110
Units Outstanding as of March 31, 2026	110	420,000	420,110

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

The General Partner anticipates that the Partnership will provide the option for Investors to redeem Units on a quarterly basis up to 5% of Units outstanding (by number of Units), with such redemptions to occur using a purchase price equal to the NAV per Unit as of the last business day of each calendar quarter (each such date is referred to as a “Redemption Date”). The NAV per Unit for each class will generally be available around the 20th business day of the month following each Redemption Date (e.g., the NAV for March 31 will generally be available around April 28). Each redemption generally will commence approximately on the first business day of the second month of the applicable calendar quarter (e.g., the redemption for the first quarter of the year will commence around February 1) and expire the last business day of the second month of the quarter (such

Macquarie Infrastructure Fund, L.P.

Notes to Financial Statements

date, the “Redemption Deadline”). Each redemption by an Investor must be made pursuant to a written redemption request submitted to the Partnership and/or its agent on or before the Redemption Deadline. Investors that elect to redeem their Units will not know the price at which such Units will be redeemed until after the Redemption Date.

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

Performance Allocation

The General Partner or an affiliate will be entitled to a performance allocation (the “Performance Allocation”) in respect of each class of Units, with the exception of Class E Units, in an amount equal to 12.50% of the Partnership’s total return for such class of Units, subject to a 5% annual hurdle amount and a high-water mark with a 100% catch-up, without duplication for any Performance Allocation paid by the Partnership in respect of such class during such fiscal year.

As of March 31, 2026, the Partnership accrued performance allocation expense of $33, which is unpaid as of period end.

Advisory Agreement

The management of the Partnership is generally under the direction of the Adviser, at the delegation of the General Partner pursuant to the Advisory Agreement. Additionally, the Adviser has been delegated the ability to engage sub-advisers.

Macquarie Infrastructure Fund, L.P.

Notes to Financial Statements

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

The Management Fee is waived for the first twelve months following the date of the initial acceptance by the Partnership of a subscription for Units by persons that are not affiliates of the General Partner (the “Initial Closing”). For the twelve months following the first anniversary of the Initial Closing, the Management Fee will be computed and payable monthly in arrears at the annual rate of 1.00% of the Partnership’s NAV for Class S Units, Class D Units and Class I Units.

For the year ended March 31, 2026, the Partnership accrued management fees of $12, of which the Adviser waived all $12. The waived Management Fees are reported in management fees waived on the Statement of Operations.

Expense Limitation and Reimbursement Agreement

Pursuant to the Expense Limitation and Reimbursement Agreement, for a one-year term beginning on the Initial Closing and ending on the one-year anniversary thereof, the Adviser has agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Partnership to the extent necessary so that the Partnership’s annual Specified Expenses (as defined below) do not exceed 0.70%, on an annualized basis, of the sum of (a) the Partnership’s net asset value as of the last calendar day of each calendar month or as otherwise determined by the Adviser and (b) to the extent deducted in the determination of the Partnership’s net asset value as set forth in clause (a), accrued expenses, any accrued/allocated Management Fee, administration fee, Performance Allocation or Distribution and/or Servicing Fee applicable to certain classes, or distributions. Under the Expense Limitation and Reimbursement Agreement, the Partnership has agreed to reimburse the amount of any forgone Management Fee and expenses paid, absorbed or reimbursed by the Adviser, when and if requested by the Adviser, within five years from the end of the month in which the Adviser waived, paid, absorbed or reimbursed such fees or expenses, but only if and to the extent that Specified Expenses, on an annualized basis, plus any recoupment, do not exceed 0.70% of the sum of (a) the Partnership’s net asset value as of the last calendar day of each calendar month or as otherwise determined by the Adviser and (b) to the extent deducted in the determination of the Partnership’s net asset value as set forth in clause (a), accrued expenses, any accrued/allocated Management Fee, administration fee, Performance Allocation or Distribution and/or Servicing Fee applicable to certain classes, or distributions, calculated as of the end of each calendar month on an annualized basis (or, if a lower expense limit under the Expense Limitation and Reimbursement Agreement is then in effect, such lower limit). The Adviser may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated within the one-year period beginning on the Initial Closing without the Board of Directors’ consent.

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

Foreign Currency Hedging Agreement

On October 31, 2025, the Adviser entered into a foreign currency hedging agreement (“FX Hedging Agreement”) with Macquarie Investment Management Global Limited (the “FX Service Provider”), an affiliate, pursuant to which the FX Service Provider is appointed to act as agent of the Partnership to implement foreign currency hedging strategies.

Macquarie Infrastructure Fund, L.P.

Notes to Financial Statements

Under the FX Hedging Agreement, the FX Service Provider enters into foreign exchange transactions, including spot and forward contracts, to hedge the Partnership’s exposure to non-U.S. dollar denominated investments, in accordance with specified hedging instructions and target hedge ratios. The FX Service Provider is authorized to execute derivative transactions and related documentation with approved counterparties on behalf of the Partnership.

The FX Service Provider is entitled to a fee calculated at an annual rate of 0.03% of the hedged notional exposure, subject to a minimum annual fee of $50,000, with such fees accrued monthly and invoiced quarterly. The Partnership is also responsible for transaction-related costs incurred in connection with FX hedging activities. As of March 31, 2026, the Partnership has not yet recognized any of such fees.

Capital Contributions

On October 31, 2025, the Partnership sold Class E Units, at a price per unit of $25 for aggregate consideration of $10,500,000. The offer and sale of the Class E Units were made as part of the Partnership’s continuous private offering and were exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) and Regulation D thereunder. Class E Units were sold to affiliates of the General Partner.

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
Commitments and Contingencies

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

Macquarie Infrastructure Fund, L.P.

Notes to Financial Statements

10.
Financial Highlights

The following financial highlights are calculated for the Investors of the Partnership as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual Investor basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements.

	June 20, 2025 (Date of Incorporation) to March 31, 2026
	Class I Units	Class E Units
Per Unit Data
Net Asset Value, beginning of period	$-	$-
Proceeds from units issued	25.00	25.00
Net investment income (loss)	(6.47)	(10.94)
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	2.38	2.88
Net increase (decrease) in net assets	(4.09)	(8.06)
Distributions	-	-
Net Asset Value, end of period	$20.91	$16.94
Units outstanding, end of period	110	420,000
Total return based on Net Asset Value (a)	-16.36%	-32.24%
Ratios to weighted‐average net assets (annualized)
Expenses without waivers (b) (c)	-59.87%	-105.95%
Management fees waivers (c)	1.20%	-
Accrued performance allocation	-1.37%	-
Total expenses (c)	-58.66%	-105.95%
Net investment income (c)	-57.57%	-104.66%

(a)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with the distribution reinvestment plan) divided by the initial Net Asset Value per Unit.
(b)
Expense ratio includes organizational expenses, professional fees, director fees, administration fees, insurance expense, deferred offering costs amortization, interest expense and other expenses. Class I Units expense ratio includes a Management Fee which is a class-specific expense.
(c)
All income and expenses, except certain one-time costs are annualized.
11.
Subsequent Events

The General Partner has performed an evaluation of subsequent events through the date these financial statements were issued. Other than as disclosed below, there have been no subsequent events that would require disclosure in, or would be required to be recognized in, these financial statements as of March 31, 2026.

Unregistered Sale of Units

On May 1, 2026, the Partnership sold the following Units of the Partnership (with the final number of shares determined on May 29, 2026) to third party investors for cash:

Class	Number of Shares Sold	Consideration
Class I	1,807	$50,000
Class E	3,134,752	89,500,000
Total		$89,550,000

MIF Cayman, L.P.

Report of Independent Auditors

To the General Partner of MIF Cayman, L.P.

Opinion

We have audited the accompanying financial statements of MIF Cayman, L.P. (the "Aggregator"), which comprise the statement of assets and liabilities, including the condensed schedule of investments as of March 31, 2026, and the related statements of operations, of changes in net assets and of cash flows, including the related notes for the period from October 31, 2025 (Commencement of Operations) to March 31, 2026, (collectively referred to as the "financial statements").

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Aggregator as of March 31, 2026, and the results of its operations, changes in net assets and its cash flows for the period from October 31, 2025 (Commencement of Operations) to March 31, 2026 in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audit in accordance with auditing standards generally accepted in the United States of America (US GAAS). Our responsibilities under those standards are further described in the Auditors' Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Aggregator and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audit. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Aggregator’s ability to continue as a going concern for one year after the date the financial statements are available to be issued.

Auditors' Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditors' report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with US GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with US GAAS, we:

•
Exercise professional judgment and maintain professional skepticism throughout the audit.
•
Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.
•
Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Aggregator’s internal control. Accordingly, no such opinion is expressed.

•
Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.
•
Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Aggregator’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ PricewaterhouseCoopers LLP

New York, New York
June 25, 2026

MIF Cayman, L.P.

Statement of Assets and Liabilities

March 31, 2026
Assets
Investments, at fair value (cost $763,562,434)	$853,532,236
Investments in affiliated fund, at fair value (cost $38,682,799)	37,429,665
Cash and cash equivalents	4,203,051
Interest receivable	794,978
Total assets	$895,959,930

Liabilities
Accounts payable and accrued expenses	$904,164
Professional fees payable	146,250
Organizational expenses payable	110,147
Administration fees payable	32,500
Total liabilities	$1,193,061

Commitments and contingencies (Note 8)

Net assets
Limited Partners	894,766,869
General Partner	-
Total net assets	$894,766,869

Total net assets and liabilities	$895,959,930

The accompanying notes are an integral part of these financial statements.

MIF Cayman, L.P.

Statement of Operations

October 31, 2025 (Commencement of Operations) to March 31, 2026
Income
Dividend income	$5,007,958
Interest income	1,277,765
Total income	6,285,723

Expenses
Professional fees	174,733
Organizational expenses	110,147
Administration fees	32,500
Other expenses	1,063
Total expenses	318,443
Net investment income (loss)	5,967,280
Net realized and unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies
Net realized gain (loss) on investments and translation of assets and liabilities in foreign currencies	21,253
Net change in unrealized gain (loss) on investments	92,149,305
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(3,025,415)
Net realized and unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies	89,145,143
Net increase (decrease) in net assets resulting from operations	$95,112,423

The accompanying notes are an integral part of these financial statements.

parte

MIF Cayman, L.P.

Statement of Changes in Net Assets

	October 31, 2025 (Commencement of Operations) to March 31, 2026
	Limited Partners	General Partner	Total
Net assets as of October 31, 2025	$-	$-	$-
Capital contribution	802,654,446	-	802,654,446
Distributions	(3,000,000)	-	(3,000,000)
Net investment income (loss)	5,967,280	-	5,967,280
Net realized and unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies	89,145,143	-	89,145,143
Net assets as of March 31, 2026	$894,766,869	$-	$894,766,869

The accompanying notes are an integral part of these financial statements.

MIF Cayman, L.P.

Statement of Cash Flows

October 31, 2025 (Commencement of Operations) to March 31, 2026
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$95,112,423
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities
Net realized (gain) loss on investments and translation of assets and liabilities in foreign currencies	(21,253)
Net change in unrealized (gain) loss on investments	(92,149,305)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	3,025,415
Purchase of and loans to investments	(138,995,335)
Change in operating assets:
Interest receivable	(794,978)
Change in operating liabilities:
Accounts payable and accrued expenses	904,164
Professional fees payable	146,250
Organizational expenses payable	110,147
Administration fees payable	32,500
Net cash provided by (used in) operating activities	$(132,629,972)
Cash flows from financing activities:
Capital contributions	139,393,679
Distributions	(3,000,000)
Net cash provided by (used in) financing activities	$136,393,679
Net increase in cash and cash equivalents	$3,763,707
Effects of exchange rate changes on cash	$439,344
Cash and cash equivalents at the beginning of the period	-
Cash and cash equivalents at the end of the period	$4,203,051

Supplemental disclosure of non-cash operating and financing activities
Investments acquired through in-kind contributions	$663,260,767

The accompanying notes are an integral part of these financial statements.

MIF Cayman, L.P.

Condensed Schedule of Investments

			March 31, 2026
Name of Investment	Holding entity	Type of Investment	Geography	Industry	Fair Value	Fair Value as a Percentage of Net Assets
Investments and investments in affiliated fund
Equity investments (a)
Green energy
Island Green Power (b)	MIF Cooks Holdings S.à r.l.	Equity investment	EMEA	Green energy	$90,653,904	10.13%
D. E. Shaw Renewable Investments (c)	MGIF Hobbs Holdings L.P.	Equity investment	Americas	Green energy	166,495,564	18.61%
Total Green energy					257,149,468	28.74%

Utilities and energy
Diamond Infrastructure Solutions (d)	InfraPark CI Blocker LLC	Equity investment	Americas	Utilities and energy	97,739,702	10.92%
Southern Water (e)	MSCIF Sandstone Ventures S.à r.l.	Equity investment	EMEA	Utilities and energy	72,028,335	8.05%
Total Utilities and energy					169,768,037	18.97%

Waste
Renewi (f)	MIF Earth Holdings S.à r.l	Equity investment	EMEA	Waste	60,284,692	6.74%
Total Waste					60,284,692	6.74%

Digital
Vocus Group (g)	Voyage MAIF3 Consortium Trust	Equity investment	APAC	Digital	87,950,865	9.83%
Aligned Data Centers (h)	Aligned Co-Invest Aggregator, L.P.	Equity investment	Americas	Digital	183,338,199	20.49%
Total Digital					271,289,064	30.32%

Transport
Bristol and Birmingham Airports (i)	MEIF 7 Homecoming Regional Ventures S.à r.l.	Equity investment	EMEA	Transport	44,755,488	5.00%
Total Transport					44,755,488	5.00%

Other equity investments
Various
Other investments (j)		Equity investment	Various	Various	15,708,116	1.76%
Total Various					15,708,116	1.76%

Total equity investments (Cost: EMEA $221,822,621, Americas $409,773,497, APAC $81,235,907, Various $16,771,183)				$818,954,865	91.53%

Debt investments (k)
Various
Other investments (j)	Debt investment	Various	Various	34,577,371	3.86%
Total debt investments (Cost: Various $33,959,226)				$34,577,371	3.86%
Total investments (Cost: EMEA $221,822,621, Americas $409,773,497, APAC $81,235,907, Various $50,730,409)				$853,532,236	95.39%

Investments in affiliated fund
Various
Macquarie Global Infrastructure Fund (USD Feeder) SCSp	LP interest	EMEA	Various	37,429,665	4.18%
Total investments in affiliated fund (Cost: EMEA $38,682,799)				$37,429,665	4.18%
Total investments and investments in affiliated fund (Cost: EMEA $260,505,420, Americas $409,773,497, APAC $81,235,907, Various $50,730,409)				$890,961,901	99.57%

Fair Value as a Percentage of Net Assets may not add due to rounding.

EMEA Europe, Middle East and Africa.

APAC Asia Pacific.

(a)
Equity investments generally include different forms of interests and rights and obligations that represent ownership in an entity or the right to acquire or dispose of ownership in an entity, including but not limited to (1) common equity, (2) preferred equity, (3) limited partner interests, (4) warrants and (5) other equity-linked securities.
(b)
The Aggregator holds an indirect equity interest in Island Green Power through its 40.83% ownership of MGREF 2 Cooks Holdings 2 Limited.
(c)
The Aggregator holds an indirect equity interest in D. E. Shaw Renewable Investments through its 13.29% ownership in MGIF Hobbs Holdings LLC. The Aggregator holds an additional indirect equity interest in D. E. Shaw Renewable Investments of 2.55% through its 10.76% holding in Macquarie Global Infrastructure Fund (USD Feeder) SCSp.
(d)
The Aggregator holds an indirect equity interest in Diamond Infrastructure Solutions through its 13.60% ownership in InfraPark CI Blocker, LLC.
(e)
The Aggregator holds an indirect equity interest in Southern Water through its 2.34% ownership in MSCIF Sandstone Ventures S.à r.l.
(f)
The Aggregator holds an indirect equity interest in Renewi through its 100% ownership in MIF Earth Holdings S.à r.l.
(g)
The Aggregator holds an indirect equity interest in Vocus Group through its 3.40% ownership in Voyage MAIF3 Consortium Trust.
(h)
The Aggregator holds an indirect equity interest in Aligned Data Centers through its 3.74% ownership in Aligned Co-Invest Aggregator, L.P.
(i)
The Aggregator holds an indirect equity interest in Bristol and Birmingham Airports through its 2.84% ownership in MEIF 7 Homecoming Regional Ventures S.à r.l.
(j)
There were no single investments included in this category that exceeded 5% of the net assets of the Aggregator.
(k)
Debt investments includes different forms of interests that represent a creditor relationship with an investee, including but not limited to (1) bank loans, (2) interests in collateralized loan obligations and (3) direct lending debt investments.

The accompanying notes are an integral part of these financial statements.

MIF Cayman, L.P.

Notes to Financial Statements

1.
Organization

MIF Cayman, L.P. (the “Aggregator”) is a Cayman Islands exempted limited partnership formed on July 29, 2025. The Aggregator operates pursuant to the Second Amended and Restated Limited Partnership Agreement, dated October 31, 2025, as further amended and restated (the “Partnership Agreement”).

Macquarie Private Markets, SICAV, with respect to its sub‑fund, Macquarie Infrastructure Fund (“MIF International”), and Macquarie Infrastructure Fund, L.P. (the “Partnership”) are the only limited partners of the Aggregator. As of March 31, 2026, the Partnership and MIF International own 1.24% and 98.76%, respectively, of the Aggregator. MIF Cayman GP, LLC, is the general partner (the “General Partner”) of the Aggregator and is vested with the overall responsibility for oversight of the Aggregator.

The Aggregator was established to make, hold, and dispose of portfolio investments which may include debt, equity and derivative instruments.

Investment operations commenced on October 31, 2025 when the Partnership sold its first unregistered limited partnership units to third-party investors and subsequently invested those proceeds into the Aggregator, which in turn began investing operations.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The Aggregator’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Aggregator’s financial statements and related financial information have been prepared pursuant to the requirements of Regulation S-X. There has been no activity prior to the current fiscal year and as such, there is no comparative information to present. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the financial statements are fairly stated and that estimates made in preparing its financial statements are reasonable and prudent. The Aggregator is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The functional currency of the Aggregator is the U.S. dollar and these financial statements have been prepared in that currency.

Use of Estimates

In preparing the financial statements in conformity with U.S. GAAP, the General Partner has made judgments, estimates and specific assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Such estimates include those used in the valuation of the Aggregator’s investments. Actual results may differ from those estimates.

Fair Value of Investments

In accordance with ASC 820, Fair Value Measurement (“ASC 820”), the Aggregator defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Aggregator uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:

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

MIF Cayman, L.P.

Notes to Financial Statements

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

Investments at Fair Value

The Aggregator records public and private investments at trade date and closing date, respectively, and values its investments at fair value in accordance with ASC 820. In the absence of observable market prices, the Aggregator’s investments are valued using valuation methodologies applied on a consistent basis as described below. Additional information regarding these investments is provided in Note 3. “Investments and Fair Value Measurement.”

The Aggregator’s determination of fair value is based on the best information available in the circumstances and incorporates the Aggregator’s own assumptions, including assumptions that the Aggregator believes market participants would use in valuing the investments, and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including appropriate risk adjustments for non-performance and liquidity. The values estimated by the Aggregator may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the financial statements.

The Aggregator measures its investment in the affiliated funds at fair value using the net asset value of the affiliated funds. The net asset value of the affiliated funds is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the affiliated funds’ net asset value is not published or the basis for current transactions, (b) the affiliated fund is an investment company and (c) the net asset value of the affiliated fund is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Aggregator’s investment in the affiliated fund are presented within net change in unrealized gain (loss) on investments in the Statements of Operations.

Under the income approach, which is generally the Aggregator’s primary valuation approach, fair value is determined by converting future amounts, such as cash flows or earnings, discounted to a single present amount using current market expectations about those future amounts. In determining fair value under this approach, the Aggregator makes assumptions over a projection period regarding unobservable inputs such as revenues, operating income, capital expenditures, income taxes, working capital needs and the terminal value and exit multiple of the investee company, among other things. The Aggregator discounts those projected cash flows by deriving a discount rate based on a capital structure similar to that of a market participant using observable inputs such as the rate of return available in the market on an investment free of default risk, an equity risk premium to reflect the additional risk of a market portfolio of equity instruments over risk-free instruments, beta as a measure of risk based on share price correlation to the market, and equity and debt-to-capital ratios of companies deemed comparable to the investee company.

Under the market approach, which is generally the Aggregator’s secondary valuation approach, fair value may be determined by reference to a recent transaction involving the investment or by reference to observable valuation measures for companies or assets that are determined by the Aggregator to be comparable, such as multiplying a key performance metric of the investee company, such as earnings before interest and taxes or other performance metric, by a relevant valuation multiple observed in the range of comparable companies or transactions, adjusted by the Aggregator for differences between the investment and the referenced comparables. Observable inputs used in the market approach to derive a valuation multiple may include the public prices for securities issued by, and the relevant performance metrics of, companies deemed comparable to the investee company, and/or transaction prices involving significant equity interests in companies deemed comparable to the investee company. Unobservable inputs used in the market approach may include the key performance metric of the investee company, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Investments may also be valued at their acquisition price for a period of time after an acquisition as the best measure of fair value in the absence of any conditions or circumstances that would indicate otherwise. In the event of an announced sale of investments with a definitive agreement in place, investments may also be valued using a discount-to-sale approach as the primary method with emphasis given to certain considerations including, but not limited to unitholder approval, regulatory approval, financing, completion of due diligence and break-up fees.

MIF Cayman, L.P.

Notes to Financial Statements

Investments in debt securities that are not listed on an exchange, but for which external pricing sources, such as dealer quotes or independent pricing services may be available, are valued by the Aggregator after considering, among other factors, such external pricing sources, recent trading activity or market transactions of similar securities adjusted for security-specific factors such as relative capital structure priority and interest and yield risks.

Foreign Currency

The accounting records of the Aggregator are maintained in U.S. dollars. The fair values of foreign securities, foreign cash and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each reporting period. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred. The Aggregator includes the effects of foreign currency exchange rate changes on realized and unrealized gains and losses on investments within net realized gain (loss) on investments and translation of assets and liabilities in foreign currencies and net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies, respectively, in the Statement of Operations.

Net Realized and Unrealized Gain (Loss) on Investments

The Aggregator recognizes net realized gains (losses) on investments when earned at the time of receipt of proceeds. Without regard to unrealized gains or losses previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment or disposal of an asset and the adjusted cost basis of the asset.

Net change in unrealized gain (loss) on investments is the change in fair value of its underlying investments. Net change in unrealized gains or losses will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Income Recognition

The Aggregator recognizes interest income from investments when earned pursuant to the terms of the respective investment. The Aggregator recognizes dividend income from its investments when declared. In the case of proceeds received from investments, the Aggregator determines the character of such proceeds and records any interest income, dividend income, realized gain or loss, or return of capital accordingly.

Organizational Expenses

Organizational expenses include, among other things, the cost of incorporating the Aggregator and the cost of legal services and other fees pertaining to the Aggregator’s organization. These costs are expensed as incurred. For the period ended March 31, 2026, the Aggregator incurred organizational expenses of $110,147, which have been recorded as organizational expenses on the Statement of Operations. As of March 31, 2026, organizational expenses payable of $110,147 are included within organizational expenses payable in the Statement of Assets and Liabilities.

Professional Fees

Professional fees include but are not limited to audit, tax, and legal fees. For the period ended March 31, 2026, the Aggregator incurred professional fees of $174,733, which have been recorded as professional fees on the Statement of Operations. As of March 31, 2026, professional fees of $146,250 are included within professional fees payable in the Statement of Assets and Liabilities.

Distributions

The Aggregator may declare monthly distributions as authorized by the General Partner. Distributions are recognized on the record date of the distribution. The declaration of distributions by the Aggregator to the Partnership and any Parallel Fund (the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Partnership, but excluding MIF International) generally occurs concurrent with the Partnership and any Parallel Fund declaring distributions to its unitholders. Distributions are generally made to partners pro rata based on capital contributions.

MIF Cayman, L.P.

Notes to Financial Statements

Affiliates

The General Partner, the Adviser, Macquarie Private Markets, SICAV, with respect to its sub‑fund MIF International and the Partnership are affiliates of the Aggregator. In addition, the limited partners, the General Partner, and their respective affiliates may engage in investment activities for their own accounts or for other persons or entities, including pursuing investment opportunities independently of the Aggregator, without any obligation to offer such opportunities to the Aggregator.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Aggregator is currently evaluating the impact of adopting this guidance on its financial statements and disclosures.

3.
Investments and Fair Value Measurement

The following table summarizes the valuation of the Aggregator’s investments by the fair value hierarchy levels:

	March 31, 2026
	Level 1	Level 2	Level 3	NAV	Total
Assets
Non-affiliated investments
Equity investments	$-	$-	$818,954,865	-	$818,954,865
Debt investments	-	-	34,577,371	-	34,577,371
Total non-affiliated investments	-	-	853,532,236	-	853,532,236
Investments in affiliated fund
Investee funds	-	-	-	37,429,665	37,429,665
Total investments	$-	$-	$853,532,236	$37,429,665	$890,961,901

The Aggregator may hold equity securities that are subject to sale restrictions that are contractual or legal in nature and are deemed an attribute of the holder rather than the investment. Contractual restrictions may include but are not limited to (a) consent-rights or event-based transfer restrictions imposed by third parties, (b) underwriter lock-ups and (c) sale or transfer restrictions applicable to investments pledged as collateral. Restrictions will generally lapse over time or after a predetermined date. The Aggregator’s Level 3 equity securities are generally illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements.

The Aggregator’s investment in the affiliated funds is generally valued based on the latest NAV reported or provided by the investment adviser or investment manager. NAV as a practical expedient is appropriate if the reported NAV of the investment in affiliated funds is calculated in a manner consistent with the measurement principles applied to investment companies. As of March 31, 2026, the Aggregator measured investments of $37,429,665 using NAV as a practical expedient and had no unfunded commitments.

MIF Cayman, L.P.

Notes to Financial Statements

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level 3 of the fair value hierarchy as of March 31, 2026:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted‐ Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity investments	$635,616,666	Discounted Cash Flows	Discount rate	10.0%-15.0%	10.9%	Lower
			Terminal value multiple	1.0x-15.0x	6.0x	Higher
Debt investments	34,577,371	Discounted Cash Flows	Yield	8.3%-15.6%	13.7%	Lower
Total investments	$670,194,037

The investment in Aligned Data Centers, with a fair value of $183,338,199, has been valued based on the price listed in the October 13, 2025 sale and purchase agreement, by discounting proceeds expected to be received by the Aggregator using discount rates between 5% and 10%.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value:

	Level 3 Financial Assets at Fair Value
	October 31, 2025 (Commencement of Operations) to March 31, 2026
	Equity investments	Debt investments	Total
Balance, beginning of period	$-	$-	$-
Purchases	729,603,208	33,959,226	763,562,434
Sales and proceeds from investments	-	-	-
Net realized and unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies	89,351,657	618,145	89,969,802
Balance, end of period	$818,954,865	$34,577,371	$853,532,236

There were no transfers of investments into or out of Level 3 of the fair value hierarchy during the period from October 31, 2025 (Commencement of Operations) to March 31, 2026.

4.
Cash and Cash Equivalents

Cash and cash equivalents include cash in hand, deposits held at call with banks and other short-term investments in an active market with original maturities of three months or less, which are subject to an insignificant risk of change in value. As of March 31, 2026, cash of $4,203,051 was held and there were no cash equivalents or restricted cash.

5.
Income Taxes

The Aggregator is treated as a partnership for U.S. federal and state income tax purposes and is not directly subject to U.S. federal and state income taxes. Taxable income is allocated to the Aggregator’s unitholders.

MIF Cayman, L.P.

Notes to Financial Statements

6.
Net Assets

Partners may make capital contributions to the Aggregator from time to time in such amounts and at such times as determined by the partners, subject to the consent of the General Partner. Capital contributions are not required to be made on a pro rata basis, and each partner’s interest in the Aggregator is reflected on the books and records of the Aggregator, which are maintained by the General Partner.

A partner may not withdraw from the Aggregator except with the consent of the General Partner and upon such terms and conditions as may be agreed between the General Partner and the withdrawing partner. Upon withdrawal, a partner is entitled only to the distributions specifically agreed to at the time of withdrawal. A withdrawing partner remains liable for certain obligations of the Aggregator and remains a partner solely for purposes of allocating losses attributable to periods prior to such withdrawal. Distributions representing a return of capital are made solely at the discretion of the General Partner and no partner has the right to require the Aggregator to return all or any portion of its capital contributions.

7.
Related Party Transactions

Aggregator Partnership Agreement

The General Partner has exclusive authority to manage and control the business and affairs of the Aggregator, including responsibility for the day-to-day operations of the Aggregator. The responsibilities of the General Partner are set out in the Partnership Agreement.

Acquisition of Investments from Affiliates

Macquarie, MAM-Managed Entities and their affiliates may hold or acquire assets and contribute or sell such assets to the Partnership, the Aggregator or their subsidiaries. These transfers may occur in kind, at FMV if transferred from a MAM-Managed Entity, or otherwise at cost plus roll forward or FMV, in each case as determined by the Adviser, plus related expenses, including transaction costs and a risk or similar premium.

During the period ended March 31, 2026, the Aggregator acquired investments from affiliates of the Adviser at a cost of $801,621,018 of which $662,636,552 was in exchange for equity consideration in the Aggregator. The aggregate fair value of these investments as of March 31, 2026 was $890,058,369.

Distributions

Pursuant to the Aggregator’s Partnership Agreement, distributions of cash or other assets are made at the discretion of the General Partner. Distributions generally consist of available cash and are expected to occur at least monthly; however in certain circumstances, the General Partner may elect not to make distributions, including to retain cash for partnership expenses or reserves.

Distributions from each underlying investment are generally made to limited partners which include MAM-Managed Entities and their affiliates, on a pro rata basis.

For the period ended March 31, 2026, the Aggregator distributed $3,000,000 to MAM-Managed Entities and their affiliates.

8.
Commitments and Contingencies

In the normal course of business, the Aggregator enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Aggregator’s maximum exposure under these arrangements is unknown as it could involve future claims against the Aggregator that have not yet occurred. However, based on experience, the General Partner of the Aggregator expects the risk of loss to be remote.

MIF Cayman, L.P.

Notes to Financial Statements

As of March 31, 2026, the Aggregator had unfunded commitments of $492,598,433 to existing investments which are generally due upon demand. Included in the unfunded commitments is EUR8,556,838 ($9,859,189), GBP139,739,133 ($184,273,955) and AUD359,739,469 ($246,385,562).These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments and capital commitments to investment funds that have not yet been called. Commitments are expected to be funded by available cash and cash generated from capital contributions and investment sale realizations. The Aggregator expects to continue making fund commitments in the future and, at times, reevaluate commitments to existing vehicles.

9.
Financial Highlights

The following expenses and net investment income (loss) ratios for the period from October 31, 2025 (commencement of operations) to March 31, 2026 are calculated as a percentage of average Limited Partners’ capital and are calculated for the Limited Partner class taken as a whole. The computation of such ratios based on the amount of expenses and net investment income (loss) assessed to an individual Limited Partners’ capital account may vary from these ratios based on the timing of its entry into the Aggregator.

October 31, 2025 (Commencement of Operations) to March 31, 2026
Total Return (Limited Partners)(a)	11.85%

Ratio to average Limited Partners
Total expenses(b)	0.08%
Total net investment income (loss)(b)	1.93%

(a)
Total return is calculated as the change in Net Asset Value during the period, plus distributions, divided by the initial Net Asset Value.
(b)
All income and expenses, except for certain one-time expenses, are annualized.
10.
Subsequent Events

The General Partner has performed an evaluation of subsequent events through the date these financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, these financial statements as of March 31, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)of the Exchange Act) occurred during the period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of MIF US’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Board of Directors. The Board is responsible for overseeing our periodic reports under the Exchange Act and certain conflicts of interest related to Macquarie in accordance with the provisions of the Partnership Agreement and applicable policies of the General Partner or Adviser. Specifically, the Independent Directors will (i) review and approve or disapprove any potential conflicts of interest in any transaction or relationship between the Fund and the Adviser, the General Partner or any employee or affiliate thereof that the General Partner determines to present to the Independent Directors and (ii) review and approve any matter (x) for which approval is required under the Advisers Act, including Sections 205(a) and 206(3) thereof, (y) as provided for under the Partnership Agreement or (z) as deemed appropriate by the General Partner.

Our Board consists of five members, two of whom are Independent Directors. The General Partner may appoint additional directors to the Board from time to time. Our General Partner elects the Fund’s executive officers, who serve at the discretion of the General Partner.

Board of Directors and Executive Officers

Information regarding the Board of Directors and executive officers is set forth below:

Name	Age	Position	Position Held Since
Non-Independent Directors
Christopher Frost	57	Director	2025
Peter Bendall	44	Director	2025
Susana Leith-Smith	48	Director	2025
Independent Directors
Ouma Sananikone	68	Director	2025
William J. Kelly	66	Director	2025
Executive Officers
Christopher Frost	56	Chief Executive Officer	2025
Sue Sekar	50	Chief Financial Officer	2025

Each director and executive officer holds office until his or her death, resignation, removal or disqualification. The address for each of our directors and executive officers is c/o Macquarie Wealth Advisers, LLC, 660 Fifth Ave, New York, NY 10103.

Biographical Information

Directors

Our directors have been divided into two groups—Independent Directors and Non-Independent Directors. The status of an Independent Director under the Partnership Agreement is determined in a manner consistent with the independence tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or other standards determined by the General Partner.

Non-Independent Directors

Christopher Frost is a Senior Managing Director at Macquarie Asset Management (“MAM”) and leads the Global Funds Team. He is responsible for the overall development and execution of strategy for MAM’s global diversified infrastructure funds for both institutional and wealth investors, including Macquarie Global Infrastructure Fund (“MGIF”) (institutional) and Macquarie Infrastructure Fund (“MIF”) (wealth). Christopher is the Executive Investment Committee member for MGIF and chairs the MGIF Investment Committee and for MIF he is the Lead Portfolio Mnager and similarly chairs the MIF Investment Committee. Christopher has extensive international experience investing in and managing infrastructure assets. He was a member of the pioneering team at MAM’s Real Assets business, leading the development of the specialised infrastructure funds model and MAM’s Real Assets platform. Throughout his career across Macquarie’s Sydney, London, and New York offices, Christopher has held a number of senior leadership positions and led a wide range of transformational and value-accretive projects integral to MAM’s strong track record of delivering for investors, including the successful investment, management, and divestment of many of the firm’s major infrastructure businesses.

Peter Bendall (Age 43) is a Managing Director and leads the Portfolio Strategy Team for MGIF at MAM. Since joining Macquarie in February 2008, Peter has worked in a range of investment and asset management roles across MAM private and publicly listed infrastructure funds. Peter has managed assets across a number of sectors with a focus on digital and utilities. Additionally, Peter was responsible for establishing MAM infrastructure business in Brazil, which resulted in the acquisition of leading infrastructure businesses in the waste and ports sectors. More recently, Peter was part of the leadership team for Macquarie Infrastructure Holdings, LLC (“MIC”) where he led the execution of the strategic alternatives process for MIC, successfully maximizing value for unit holders through the realization of MIC’s portfolio. Prior to joining Macquarie, Peter worked for an Australia-based corporate restructuring firm, focusing on a variety of asset classes, including infrastructure. Peter received his Bachelor of Applied Finance and Bachelor of Economics from Macquarie University.

Susana Leith-Smith (Age 48) joined Macquarie in 2022 and is a Senior Managing Director, Head of Mobility, EMEA and leads on Capital Markets in region for Macquarie Asset Management (MAM). Susana is responsible for the origination and execution of opportunities in the mobility sector as well as structuring of capital market transactions related to MAM’s diverse portfolio of infrastructure and real asset investments. Susana also serves as a member of the investment committees for MAM's diversified infrastructure evergreen strategies MIF (global core/core+ for wealth market) and MGIF (global core). Since entering the banking industry in 1999, Susana gained a wealth of experience in capital markets. Before she joined Macquarie, Susana was the Head of Leveraged Finance for EMEA at Barclays, where she also managed all transactions in the telecommunications, media, and technology (TMT) sectors. Previously, she held financing roles at the Royal Bank of Scotland and Credit Suisse. Susana sits on the board of Farnborough Airport in the UK, and has previously served on the boards of Nuuday/TDC (Danish telco), Arqiva (UK broadcasting), and Open Fibre (Italian fibre business). She also served as a Trustee for global women’s rights charity Womankind Worldwide from 2019-2025 and is currently a Trustee of KOKO Foundation. Susana holds a Master of Arts in modern history and international relations from the University of St Andrews.

Independent Directors

Ouma Sananikone (Age 68) is currently a non-executive board director of DMC Global (NASDAQ: BOOM), IA Financial Group (Canada, TSX: IAG.TO) and Gecina (GFC.PA), a French publicly-listed real estate group. She also serves on the advisory board of BW Group. Her previous board directorships include Ivanhoe Cambridge in Canada, Hafnia (NYSE: HAFN and OSL: HAFNI.OL), Macquarie Infrastructure Corporation (NYSE: MIC), Xebec Adsorption Inc. (TSX: XBC), CDPQ (Canada), Smarte Carte (USA), Air-Serve Holdings (USA), Moto Hospitality Ltd (UK), and State Super Corporation of NSW (Australia), and Innergex Renewable Energy (previously quoted on the Toronto Stock Exchange - now private). She also acted as an honorary Australian Financial Services fellow for the USA on behalf of the Australian government. She was Chief Executive Officer (“CEO”) of Aberdeen Asset Management (Australia), CEO of the EquitiLink Group (Australia, New Zealand, USA, Canada and UK) as well as founding Managing Director of BNP Investment Management (Australia). Other senior positions include Managing Director at Rothschild Asset Management (Australia), Managing Director at BT Financial Services (Westpac Group) and Managing Director, Corporate Strategy and Investments, at NRMA in Australia. Ouma holds a Bachelor of Arts (economics and political sciences) from the Australian National University and a Master of Commerce (economics) from the University of New South Wales. She is a recipient of the Centenary Medal from the Australian Government for services to the Australian finance industry.

William (Bill) J. Kelly, CAIA is the founder and managing member of Educational Alpha, LLC where he writes, podcasts, and speaks on a variety of investment related topics, focused on investor education, transparency, and democratized access to differentiated risk premia. In addition, he serves as a Senior Advisor to Star Mountain Capital since August 2025. Previously he was CEO of CAIA Association since taking this leadership role in 2014 until his retirement in 2024. Prior to that, Bill was the CEO of Boston Partners, and Chief Financial Officer and Chief Operating Officer of The Boston Company Asset Management, a predecessor institutional asset manager. In addition to his current role, Bill is also the Chairman and lead independent director for the Boston Partners Trust Company and serves as an independent director for the Artisan Partners Funds, where he is also Chair of Audit Committee and a designated Audit Committee Financial Expert. He is also currently an Advisory Board Member of the Certified Investment Fund Director Institute within the IOB (Dublin) which strives to bring the highest levels of professionalism and governance to independent fund directors around the world. Bill began his career as an accountant with PwC where he earned his CPA (inactive). Bill holds a Bachelor of Business Administration from Iona University.

Executive Officers

Please see Christopher Frost’s biography under “—Non-Independent Directors” above.

Sue Sekar is the Chief Operating Officer for Macquarie Asset Management (MAM) Americas, where she provides leadership on business development initiatives, regional implementation of global strategy, culture, and operational platform support for the regional business. Sue is also the Global Head of Fund Management for MAM’s Wealth and Solutions division, overseeing SEC and investor reporting, operations, fund transaction support, and financial management throughout the lifecycle of MAM’s funds. She was appointed Chief Financial Officer of MIF US effective November 18, 2025. Prior to her current role, Sue was the Americas Regional Controller and Chief Financial Officer for Macquarie’s U.S. broker/dealer, with responsibility for oversight of the firm’s financial control and management functions. She has also led the finance and reporting function for a listed U.S. fund, overseeing the team responsible SEC reporting and financial controls. Before relocating to New York City, Sue worked in Macquarie’s Sydney and London offices in a variety of finance and reporting roles. Sue is a Board Member, Co-Treasurer, and Co-Chair of the Finance Committee for the Bloomingdale Family Program, a New York City-based non-profit organization, and is the Executive Sponsor of Macquarie’s Families and Carers Employee Network Group. She holds a Bachelor of Commerce and Bachelor of Laws from the University of Sydney. Sue is an Australian Chartered Accountant (CA), a CPA, and holds a Series 27 license with FINRA.

Leadership Structure and Oversight Responsibilities

Overall responsibility for oversight of the Fund rests with the General Partner, subject to certain oversight rights held by the Board. We have entered into the Advisory Agreement pursuant to which the Adviser, an affiliate of the General Partner, manages the Fund on a day-to-day basis. The Board is composed of five members, two of whom are Independent Directors. As described below, the Board has established an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board and the General Partner in fulfilling their oversight responsibilities.

Committees

The Board of Directors has established an Audit Committee and may form additional committees in the future.

Audit Committee

The Audit Committee is composed of Ouma Sananikone and William J. Kelly, each of whom is an Independent Director. Ouma Sananikone serves as Chair of the Audit Committee. Our Board has determined that William J. Kelly is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act.

The General Partner may appoint additional directors to the Board and the Audit Committee from time to time; provided that the appointment of new Independent Directors as a result of a vacancy (regardless of how the vacancy was created) will require approval by the Board of Directors, including a majority of the remaining Independent Directors.

In accordance with its written charter adopted by the Board, the Audit Committee is responsible for overseeing: (i) the accounting and financial reporting processes of the Fund and its, and as appropriate, the Fund’s third-party service providers’, internal controls; (ii) the quality and integrity of the Fund’s financial statements and independent audits thereof; (iii) the Fund’s compliance with legal and regulatory requirements that relate to the Fund’s accounting, financial reporting, internal control over financial reporting and independent audits; and (iv) the appointment, qualification, performance and independence of the registered public accounting firm employed by the Fund.

The Fund has adopted a Code of Business Conduct and Ethics that applies to its directors and executive officers, including its principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this Annual Report.

Investment Committee

The Investment Committee is primarily responsible for the day-to-day management of the Fund’s portfolio within the parameters of the Partnership Agreement and Advisory Agreement, including capital allocation and the Fund’s liquidity and treasury approach.

The Adviser has a three-person Investment Committee in respect of the Fund comprised of individuals who bring extensive expertise and experience and a number of whom are on various MAM infrastructure and renewables funds’ investment committees. The members of the Investment Committee are Leigh Harrison, Christopher Frost, and Susana Leith-Smith.

All Eligible Real Assets will be presented to the Investment Committee for investment approval and strategic capital allocation approval. All Infrastructure Debt Investments will be initially reviewed and approved by the Credit Investment Committee within MAM prior to being presented to the Investment Committee for strategic capital allocation approval. The Investment Committee will also determine the strategic capital allocation of the Fund to investments in respect of Liquid Investments, approve the Fund’s liquidity and treasury approach and provide oversight of MIF’s Portfolio Strategy and Liquidity

Team, which will provide advice to the Investment Committee in respect of developing the portfolio construction to achieve the Fund’s aims, managing its liquidity and risk profile, and overseeing performance of the portfolio as a whole.

For any Infrastructure Debt Investments as well as some equity-like investments, the Investment Committee will determine, including from a strategic capital allocation perspective, more specific investment criteria and parameters from time to time and whether capital is available and deployable to an investment opportunity, provided always that the investment committee appointed by the Infrastructure Debt Sub-Adviser for the Fund’s Infrastructure Debt Investments will make and manage any such Infrastructure Debt Investments. Similarly, for any Liquid Investments, the Investment Committee will determine, including from a strategic capital allocation perspective, more specific investment criteria and parameters from time to time.

The Investment Committee will remain subject to and will at all times be required to comply with Macquarie’s conflicts management policy, which includes information barriers that exist between the Investment Committee and the various businesses within Macquarie. The Investment Committee is subject to information barriers and confidentiality.

The Investment Committee will be a deliberative body, and decisions will typically be made unanimously.

For information concerning the background of Christopher Frost and Susana Leith-Smith, see “—Directors and Executive Officers” above. Information concerning the background of the other member of the Investment Committee is set forth below:

Leigh Harrison joined Macquarie in 2002 and is a Senior Managing Director, Head of Real Assets for MAM, a role he assumed in April 2021. He provides global leadership for MAM’s Real Assets business, which is one of the world’s largest investment managers and a major investor in infrastructure, agriculture, and natural assets, supporting the growth of the business across new sectors and markets. Since joining Macquarie, Leigh has served in several senior positions, including Head of Real Assets in Europe, the Middle East and Africa (“EMEA”), and was part of the team that established MAM’s first three European infrastructure funds. Leigh is a member of the Macquarie Group Foundation Committee. He holds a Bachelor of Commerce and Bachelor of Laws from Macquarie University, Sydney.

Delinquent Section 16(a) Reports

Based solely on a review of Section 16(a) reports filed during the fiscal year ended March 31, 2026 and the period through the date hereof and related written representations, we believe that all Section 16(a) reports were filed on a timely basis, except for late Form 3 filings for William J. Kelly and Christopher Frost. The late Form 3 filings resulted from administrative delays in obtaining required EDGAR access codes for the individuals listed above.

Item 11. Executive Compensation

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the General Partner, the Adviser or their affiliates, pursuant to the terms of the Advisory Agreement and the Partnership Agreement, as applicable. Our day-to-day investment operations will be managed by the General Partner and the Adviser. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates.

None of our executive officers will receive direct compensation from us. We will reimburse the Adviser and/or its affiliates for Fund expenses incurred on the Fund’s behalf, which can include compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the General Partner, the Adviser or their affiliates in performing administrative or accounting services for the Fund or any Portfolio Entity (including legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Fund based on such metric as the General Partner or its affiliates determine in good faith (which metric may change over time) and compliance with any anti-money laundering or “know your customer” laws, rules, regulations or policies). Certain executive officers and Non-Independent Directors, through their financial interests in the General Partner and/or the Adviser, may be entitled to a portion of the profits earned by the General Partner and/or the Adviser, which includes any fees, including compensation discussed herein, payable to the General Partner and/or the Adviser under the terms of the Advisory Agreement and the Partnership Agreement, as applicable, less expenses incurred by the General Partner and/or the Adviser in performing their services under the Advisory and the Partnership Agreement, as applicable. See “Item 1. Business” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Compensation of Directors

No compensation is paid to our directors who are not Independent Directors. For the fiscal year ended March 31, 2026, MIF paid each Independent Director a total of, without duplication: (a) $100,000 per year (prorated for any partial-year) and (b) an additional fee of $10,000 per year if the Independent Director serves on the Audit Committee.

The Fund is also authorized to pay the reasonable out-of-pocket expenses of each Independent Director incurred by such director in connection with the fulfillment of his or her duties as an Independent Director.

The following table sets forth the compensation earned or paid by us to our directors for the fiscal year ended March 31, 2026:

Name	Fees Earned or Paid in Cash	Total
Christopher Frost	$-	$-
Peter Bendall	$-	$-
Susana Leith-Smith	$-	$-
Ouma Sananikone	$60,978	$60,978
William J. Kelly	$60,978	$60,978

Compensation Committee Interlocks and Insider Participation

There is currently no compensation committee of the Board of Directors and the Board of Directors does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to the executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of May 31, 2026, the following tables set out certain ownership information with respect to the Units, including vested and unvested Units, for each of the directors and executive officers and all directors and executive officers as a group. None of the Units have voting power. The address for our directors and executive officers is c/o Macquarie Wealth Advisers, LLC, 660 Fifth Avenue, New York, New York 10103.

MIF Class I and S Partnership Units Beneficially Owned
Name of Beneficial Owner	Number	% of Class
Directors and Executive Officers
Christopher Frost	-	-
Peter Bendall	-	-
Susana Leith-Smith	-	-
Ouma Sananikone	-	-
William J. Kelly	-	-
Sue Sekar	-	-

All current executive officers and directors as a group (6 persons)	-	-

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans. For a description of equity awarded to our directors as part of our director compensation policy, see “Item 11. Executive Compensation—Compensation of Directors.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Advisory Agreement; Partnership Agreement

The Fund entered into the Advisory Agreement with the Adviser pursuant to which we pay the Management Fee. The Fund also entered into the Partnership Agreement, pursuant to which the General Partner is entitled to receive the Performance Allocation. In addition, pursuant to the Advisory Agreement and the Partnership Agreement, we reimburse the Adviser and General Partner for certain expenses as they occur. See “Item 8. Financial Statements and Supplementary Data—Financial Statements of Macquarie Infrastructure Fund,L.P.—Notes to Financial Statements—Note 8. Related Party Transactions.”

Certain Business Relationships

MIF US is subject to certain conflicts of interest arising out of MIF US’ relationship with Macquarie, including the General Partner and its Affiliates. The Adviser, the General Partner and their affiliates provide or may provide investment advisory and other services to various entities, including MAM-Managed Entities with investment objectives similar to and different than those of the Fund. The Adviser’s and the Sub-Advisers’ investment professionals will devote as much of their time to the affairs of the Fund as in their judgment is necessary and appropriate. Additionally, members of the Board may be members, employees, officers, advisers or directors of entities or advisory teams that provide advice to the general partner, adviser and/or operator of certain MAM-Managed Entities or may be third parties (including third-party Sub-Advisers and/or service providers). Members of the Investment Committee may also concurrently serve on the investment committees of other MAM-Managed Entities, alongside which the Fund may, from time to time, co-invest. As a result, conflicts of interests may arise in allocating investment opportunities between the Fund and the relevant co-investing MAM-Managed Entities. Such conflicts will be managed in accordance with MAM’s conflicts management procedures. There can be no assurance that the General Partner will resolve all conflicts of interest in a manner that is favorable to the Fund.

Related Party Transactions

On October 31, 2025, the Fund sold Class E Units, at a price per unit of $25 for aggregate consideration of $10,500,000, to an affiliate of the General Partner and the Adviser.

During the fiscal year ended March 31, 2026, the Fund, indirectly through the Aggregator, purchased investments from affiliates of the Adviser in exchange for a total cash consideration of $9,805,183, as governed by the applicable deal documents.

See “Item 8. Financial Statements and Supplementary Data—Financial Statements of Macquarie Infrastructure Fund, L.P.—Notes to Financial Statements—Note 8. Related Party Transactions” for additional information.

State of Policy Regarding Transactions with Related Persons

Our Board of Directors recognizes the fact that transactions with related persons may present risks of conflicts or the appearance of conflicts of interest. Our Board of Directors has adopted a written policy on transactions with related persons (the “Related Person Transaction Policy”). Under the Related Person Transaction Policy, the Independent Directors must review and approve or ratify any “related person transaction” (as defined below), including any material amendments or modifications to any “related person transaction.” A “related person transaction” is defined as any transaction that (i) would be required to be disclosed pursuant to Item 404(a) of Regulation S-K in which the Fund was or is to be a participant, (ii) the amount involved exceeds $120,000 in any fiscal year and (iii) in which any “related person” (as defined as paragraph (a) of Item 404 of Regulation S-K) had or will have a direct or indirect material interest, other than an employment relationship or transaction involving an executive officer and any related compensation or compensation paid to any director for service on the Board. A “transaction” includes, but is not limited to, any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangement or relationships, and also includes any material amendment or modification to an existing related person transaction.

In reviewing a related person transaction or proposed related person transaction, our Independent Directors shall consider all relevant facts and circumstances, including without limitation: (i) the relationship of the related person to the Fund, (ii) the nature and extent of the related person’s interest in the transaction, (iii) the material terms of the transaction, (iv) the business purpose of the transaction, (v) the importance and fairness of the transaction both to the Fund and to the related person, (vi) whether the transaction would likely impair the judgment of a director or executive officer to act in the best interest of Investors, (vii) whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by the Fund with non-related persons, if any, and (viii) any other matters that management or our Independent Directors deem appropriate.

In addition, the Related Person Transaction Policy provides that our Independent Directors, in connection with any approval or ratification of a related person transaction involving a non-employee director or director nominee, considers whether such transaction would compromise the director’s status as an “independent director” under applicable independence standards, including: (i) as an independent director under the Partnership Agreement and governance guidelines; (ii) as a “non-employee director,” as applicable, under Rule 16b-3 under the Exchange Act; or (iii) as an independent director under Rule 10A-3 of the Exchange Act, if such director serves on the Audit Committee of the Board.

Promoters and Certain Control Persons

The Adviser and the General Partner may be deemed promoters of the Fund. We have entered into the Advisory Agreement with the Adviser and the Partnership Agreement with the General Partner. The Adviser, for its investment management and its administrative services to us, is entitled to receive the Management Fee, in addition to the reimbursement of certain Fund expenses. The General Partner is also entitled to receive the Performance Allocation, as described herein. In addition, under the Advisory Agreement and Partnership Agreement, to the extent permitted by applicable law, we will indemnify the Adviser and the General Partner and certain of their affiliates.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” for information on Fund’s Independent Directors and the definition of “independent.”

Item 14. Principal Accountant Fees and Services

The following table summarizes the aggregate fees for professional services provided by PricewaterhouseCoopers LLP, and their respective affiliates:

March 31, 2026
	MIF U.S.	Total
Audit Fees (a)	$729,000	$729,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

(a)
Audit Fees consisted of fees for (1) the audits of our financial statements in our registration statement on Form 10 and our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation, and (2) reviews of the interim financial statements included in our quarterly reports on Form 10-Q.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this annual report.
1.
Financial Statements:

See Item 8 above.

2.
Financial Statement Schedules:

Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.

3.
Exhibits:

Exhibit Number	Exhibit Description

3.1

Certificate of Limited Partnership of Macquarie Infrastructure Fund, L.P. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on August 6, 2025).

3.2	Second Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2025.

3.3

Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2026).

4.1	Description of Securities*

10.1

Amended and Restated Investment Advisory Agreement, dated as of October 31, 2025, between Macquarie Infrastructure Fund, L.P. and Macquarie Wealth Advisers, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2025).

10.2

Placement Agent Agreement, dated and effective as of October 31, 2025 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2025).

10.3	Expense Limitation Agreement, effective as of October 31, 2025 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2025).

14.1

Code of Business Conduct and Ethics of Macquarie Infrastructure Fund, L.P. (incorporated herein by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2026).

19.1	Insider Trading Policy*

21.1	Subsidiaries of the Registrant*

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).*

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

The agreements and other documents filed as exhibits to this Annual Report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date: June 25, 2026

Macquarie Infrastructure Fund, L.P.

/s/ Christopher Frost
Name: Christopher Frost
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of June, 2026.

/s/ Christopher Frost
Christopher Frost, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Sue Sekar
Sue Sekar, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Bendall
Peter Bendall, Director

/s/ Susana Leith-Smith
Susana Leith-Smith, Director

/s/ Ouma Sananikone
Ouma Sananikone, Director

/s/ William J. Kelly
William J. Kelly, Director