Form 10-Q
period 2026-06-30
Macquarie Infrastructure Fund, L.P.
filed 2026-08-14
CIK 2079966

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-56772

Macquarie Infrastructure Fund, L.P.

(Exact name of registrant as specified in charter)

Delaware	39-2908652
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

660 Fifth Avenue New York, NY	10103
(Address of principal executive offices)	(Zip Code)

212-231-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

As of August 14, 2026, the registrant had the following limited partnership units outstanding: 16,758 Class I Units, no Class D Units, 4,396,642 Class E Units and no Class S Units. Units outstanding exclude August 3, 2026 subscriptions since the issuance price for such units has not been finalized at this time.

		Page

Part I.	Financial Information	1

Item 1.	Financial Statements (Unaudited):

	Unaudited Condensed Financial Statements of Macquarie Infrastructure Fund, L.P.

	Condensed Statements of Assets and Liabilities as of June 30, 2026 and March 31, 2026	1

	Condensed Statements of Operations for the Three Months Ended June 30, 2026 and for the Period from June 20, 2025 (Date of Incorporation) to June 30, 2025	2

	Condensed Statements of Changes in Net Assets for the Three Months Ended June 30, 2026 and for the Period from June 20, 2025 (Date of Incorporation) to June 30, 2025	3

	Condensed Statements of Cash Flows for the Three Months Ended June 30, 2026 and for the Period from June 20, 2025 (Date of Incorporation) to June 30, 2025	4

	Condensed Schedules of Investments as of June 30, 2026 and March 31, 2026	5

	Notes to the Condensed Financial Statements	6

	Unaudited Condensed Consolidated Financial Statements of MIF Cayman, L.P.	18

	Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2026 and March 31, 2026	19

	Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2026	20

	Condensed Consolidated Statement of Changes in Net Assets for the Three Months Ended June 30, 2026	21

	Condensed Consolidated Statement of Cash Flows for the Three Months Ended June 30, 2026	22

	Condensed Consolidated Schedules of Investments as of June 30, 2026 and March 31, 2026	23

	Notes to the Condensed Consolidated Financial Statements	27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

Part II.	Other Information	43

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits and Financial Statement Schedules	45

Signatures		46

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

Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements including the factors described elsewhere in this Quarterly Report on Form 10-Q and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2026, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report and in our other periodic filings. The forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

In this report, except where the context suggests otherwise:

•
the term “Adviser” refers to Macquarie Wealth Advisers, LLC, a Delaware limited liability company and our investment adviser;
•
the term “Aggregator” refers to MIF Cayman, L.P., a Cayman Islands exempted limited partnership, together with its consolidated subsidiaries and any other vehicle(s) used to aggregate the holdings of the Fund and any Parallel Funds;
•
the term “Feeder” refers to MIF TE Feeder, L.P., a Delaware limited partnership;
•
the terms “Fund,” “we,” “us,” and “our” refer to Macquarie Infrastructure Fund, L.P., a Delaware limited partnership;
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
•
the term “MIF US” refers to the Fund, and may include the Feeder, Intermediate Entities and any Parallel Funds;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Macquarie Infrastructure Fund, L.P.

Macquarie Infrastructure Fund, L.P.

Condensed Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	March 31, 2026
Assets
Investments in affiliated fund, at fair value (cost of $89,051,454 and $9,805,183, respectively)	$94,055,758	11,073,581
Investments, at fair value (cost of $9,846,980 and $49,548, respectively)	9,845,036	49,854
Cash and cash equivalents	2,168,431	342,030
Derivative assets, at fair value	1,138,065	55,677
Deferred offering costs, net	1,089,168	1,557,033
Prepaid expenses	72,396	130,443
Interest receivable	45,017	-
Due from Affiliates	1,530	1,530
Total assets	$108,415,401	$13,210,148
Liabilities
Organizational expenses and offering costs payable	$3,973,776	$3,803,154
Professional fees payable	2,620,401	1,852,386
Payable for investments purchased	1,496,125	-
Accounts payable and accrued expenses	219,304	227,617
Promissory notes, at fair value	110,000	110,000
Administration fees payable	93,750	62,500
Derivative liabilities, at fair value	65,580	38,014
Performance allocation payable	308	33
Total liabilities	$8,579,244	$6,093,704

Commitments and contingencies (Note 7)

Net assets
Limited Partnership Units - Class I Units, unlimited Units authorized (1,917 and 110 Units issued and outstanding, respectively)	53,734	2,300
Limited Partnership Units - Class E Units, unlimited Units authorized (3,554,752 and 420,000 Units issued and outstanding, respectively)	99,782,423	7,114,144
Total net assets	$99,836,157	$7,116,444

Total net assets and liabilities	$108,415,401	$13,210,148

The accompanying notes are an integral part of these condensed financial statements.

Macquarie Infrastructure Fund, L.P.

Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30, 2026	June 20, 2025 (Date of Incorporation) to June 30, 2025
Income
Dividend income	$128,395	$-
Interest income	20,231	-
Total income	$148,626	$-

Expenses
Professional fees	745,096	-
Deferred offering costs amortization	636,535	-
Transfer agency expense	71,683
Director fees	55,000	-
Insurance expense	54,297	-
Administration fees	35,000	-
Interest expense	3,300	-
Organization expenses	1,952	-
Performance allocation	275	-
Management fees	116	-
Other expenses	56,267	-
Total expenses	$1,659,521	$-
Management fees waived	(116)	-
Net expenses	$1,659,405	$-
Net investment income (loss)	$(1,510,779)	$-
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies
Net realized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	(107,915)	-
Net change in unrealized gain (loss) on investments	3,733,656	-
Net change in unrealized gain (loss) on derivatives	1,054,821	-
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(70)	-
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	$4,680,492	$-
Net increase (decrease) in net assets resulting from operations	$3,169,713	$-

The accompanying notes are an integral part of these condensed financial statements.

Macquarie Infrastructure Fund, L.P.

Condensed Statements of Changes in Net Assets (Unaudited)

	Three Months Ended June 30, 2026
	Class I	Class E	Total
Net assets as of March 31, 2026	$2,300	$7,114,144	$7,116,444
Proceeds from Units issued	50,000	89,500,000	89,550,000
Net investment income (loss)	(942)	(1,509,837)	(1,510,779)
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	2,375	4,678,117	4,680,492
Net assets as of June 30, 2026	$53,733	$99,782,424	$99,836,157

For the period from June 20, 2025 (Date of Incorporation) to June 30, 2025
	Class I	Class E	Total
Net assets as of June 20, 2025 (Date of Incorporation)	$-	$-	$-
Proceeds from Units issued	-	-	-
Net investment income (loss)	-	-	-
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	-	-	-
Net assets as of June 30, 2025	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Macquarie Infrastructure Fund, L.P.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended June 30, 2026	June 20, 2025 (Date of Incorporation) to June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,169,713	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net realized (gain) loss on investments, derivatives and translation of assets and liabilities in foreign currencies	107,915	-
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	70
Net change in unrealized (gain) loss on investments	(3,733,656)	-
Net change in unrealized (gain) loss on derivatives	(1,054,821)	-
Purchase of investments	(94,336,942)	-
Proceeds from investments	5,182,280	-
Change in operating assets:
Deferred offering costs	467,865	-
Prepaid expenses	58,047	-
Interest receivable	(45,017)	-
Change in operating liabilities:
Organizational expenses and offering costs payable	170,622	-
Professional fees payable	768,015	-
Payable for investments purchased	1,496,125
Accounts payable and accrued expenses	(8,313)	-
Administration fees payable	31,250	-
Performance allocation payable	275	-
Net cash provided by (used in) operating activities	$(87,726,572)	$-
Cash flows from financing activities:
Proceeds from Units issued	89,550,000	-
Net cash provided by (used in) financing activities	$89,550,000	$-
Effect of exchange rate changes on cash and cash equivalents	$2,973	$-
Net increase in cash and cash equivalents	$1,826,401	$-
Cash and cash equivalents at the beginning of the period	342,030	$-
Cash and cash equivalents at the end of the period	$2,168,431	$-
Supplemental disclosure of cash flow information
Cash paid for interest	$6,600	$-

The accompanying notes are an integral part of these condensed financial statements.

Macquarie Infrastructure Fund, L.P.

Condensed Schedules of Investments (Unaudited)

		June 30, 2026
Name of Investment	Type of Investment	Geography	Industry	Fair Value	Fair Value as a Percentage of Net Assets
Investments in affiliated fund
MIF Cayman, L.P. (1)	LP interest	Various	Various	$94,055,758	94.21%
Total investments in affiliated fund				$94,055,758	94.21%
Investments
Treasury Bills	Government bonds	Americas	N/A	$9,845,036	9.86%
Total investments				$9,845,036	9.86%
Total investments in affiliated fund and investments (Cost: Americas $9,846,980, Various: $89,051,454)				$103,900,794	104.07%
Derivative instruments
Foreign currency forward contracts	Forward Contract	N/A	N/A	$1,072,485	1.07%
Total derivative instruments (Cost: $-)				$1,072,485	1.07%

		March 31, 2026
Name of Investment	Type of Investment	Geography	Industry	Fair Value	Fair Value as a Percentage of Net Assets
Investments in affiliated fund
MIF Cayman, L.P. (1)	LP interest	Various	Various	$11,073,581	155.61%
Total investments in affiliated fund				$11,073,581	155.61%
Investments
Treasury Bills	Government bonds	Americas	N/A	$49,854	0.70%
Total investments				$49,854	0.70%
Total investments in affiliated fund and investments (Cost: Americas $49,548, Various $9,805,183)				$11,123,435	156.31%
Derivative instruments
Foreign currency forward contracts	Forward Contract	N/A	N/A	$17,663	0.25%
Total derivative instruments (Cost: $-)				$17,663

Fair Value as a Percentage of Net Assets may not add due to rounding.

(1)
The Fund had an interest of 6.80% and 1.24% in MIF Cayman, L.P. as of June 30, 2026 and March 31, 2026, respectively.

The accompanying notes are an integral part of these condensed financial statements.

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

1. Organization

Macquarie Infrastructure Fund, L.P. (the “Fund”) is a Delaware limited partnership formed on June 20, 2025, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund operates pursuant to the Second Amended and Restated Limited Partnership Agreement, dated October 31, 2025, as amended and/or restated from time to time (the “Partnership Agreement”). The Fund is structured as a perpetual vehicle, with monthly, fully funded subscriptions and aims to make periodic redemptions.

The Fund is conducting a continuous private offering of Units on a monthly basis to prospective Investors who are both (i) accredited Investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the 1940 Act and rules thereunder).

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

The Fund invests substantially all of its assets in MIF Cayman, L.P. (together with its consolidated subsidiaries, the “Aggregator”). The Aggregator has the same investment objectives as the Fund.

MIF GP, LLC, a Delaware limited liability company, is the Fund’s general partner (the “General Partner”). Overall responsibility for the Fund’s oversight rests with the General Partner, subject to certain oversight rights held by the Fund’s Board of Directors (the “Board of Directors”). The General Partner delegates the portfolio management function of the Fund to Macquarie Wealth Advisers, LLC, a Delaware limited liability company and the Fund’s investment adviser (the “Adviser”). Both the General Partner and the Adviser are affiliates of Macquarie.

Investment operations commenced on October 31, 2025, when the Fund first sold Class E Units (the “Initial Closing Date”) and began investing.

Following the initial Closing Date, the Fund acquired from Macquarie Private Markets SICAV’s sub-fund, Macquarie Infrastructure Fund (“MIF International”), and/or Macquarie and its affiliates, interests in certain assets directly or indirectly, including through acquiring interests in the Aggregator that is jointly owned by the Fund and MIF International.

2. Summary of Significant Accounting Policies

Material accounting policy information applied in the preparation of these condensed financial statements are set out in the notes below. These policies have been consistently applied throughout the period presented, unless otherwise stated.

Basis of Presentation

The Fund’s condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Fund’s condensed financial statements and related financial information have been prepared pursuant to the requirements of Regulation S-X. The Condensed Statement of Assets and Liabilities as of March 31, 2026, was derived from the audited annual financial statements. The condensed financial statements as of and for the period ended June 30, 2026, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed financial statements are fairly stated and that estimates made in preparing its condensed financial statements are reasonable and prudent. The Fund is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The functional currency of the Fund is the United States (“U.S.”) dollar and these condensed financial statements have been prepared in that currency. These condensed financial statements should be read in conjunction with the audited financial statements included in the Fund’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC.

Principles of Consolidation

In accordance with ASC 946, the Fund generally does not consolidate investments unless the Fund has a controlling financial interest in an investment company or operating company whose business consists of providing services to the Fund. A controlling financial interest is defined as (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity.

The Fund determines whether it has a controlling financial interest in an entity at such entity’s inception and continuously reconsiders that conclusion. In instances where the Fund wholly owns another investment company, the Fund believes this would constitute a controlling financial interest and consolidation would be appropriate. For non-wholly owned interests in investment companies, the Fund assesses the nature of the investment structure and considers its interests in and governance rights over the entity to determine whether the Fund holds a controlling financial interest. Performance of that analysis requires the exercise of judgment.

The Fund does not have a controlling financial interest in and, as a result, does not consolidate the Aggregator, because (a) the General Partner is not acting solely on behalf of the Fund as it carries out its duties and (b) the Fund does not absorb substantially all of the Aggregator’s variability. At each reporting date, the Fund assesses whether it has a controlling financial interest in the Aggregator or any other reporting entities within the Fund, and any associated consolidation implications.

Use of Estimates

In preparing the condensed financial statements in conformity with GAAP, the General Partner has made judgments, estimates and specific assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these condensed financial statements. Such estimates include those used in the valuation of the investment in the Aggregator, including the valuation of the Aggregator’s investments, derivative instruments, and promissory notes. Actual results may differ from those estimates.

Fair Value of Investments and Financial Instruments

In accordance with ASC 820, Fair Value Measurement (“ASC 820”), the Fund defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Fund uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:

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

The Fund has estimated the fair value of its investments and financial instruments using available market information and valuation methodologies the Fund believes to be appropriate for these purposes.

The Fund measures its investment in the Aggregator at fair value using the net asset value of the Aggregator. The net asset value of the Aggregator is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the Aggregator’s net asset value is not published or the basis for current transactions, (b) the Aggregator is an investment company and (c) the net asset value of the Aggregator is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Fund’s investment in the Aggregator are presented within net change in unrealized gain (loss) on investments in the Condensed Statements of Operations.

The Aggregator’s determination of fair value is based on the best information available in the circumstances and incorporates the Aggregator’s own assumptions, including assumptions that the Aggregator believes market participants would use in valuing the investments, and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including appropriate risk adjustments for non-performance and liquidity. The values estimated by the Aggregator may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the condensed financial statements. For information regarding valuation of investments, net realized and change in unrealized gains and losses on such investments held by the Aggregator, see Note 3. “Investments and Fair Value Measurement” in the “Notes to Condensed Consolidated Financial Statements” of the Aggregator.

The Fund invests in government bonds including U.S. Treasury bills and non-U.S. government bonds. U.S. Treasury bills are valued using quoted prices in active markets and are classified within Level 1 of the fair value hierarchy. Non-U.S. government bonds are generally valued using quoted prices or observable market inputs, including dealer quotations and pricing services, and are classified within Level 1 or Level 2 of the fair value hierarchy, depending on the availability of observable market data.

The Fund measures derivative instruments using quoted forward foreign exchange prices at the reporting date. These valuations use primarily observable (Level 2) inputs.

Promissory notes are valued at their transaction price (Level 3) excluding transaction expenses given the Fund issued the instruments in December 2025 and no events have occurred that would warrant an adjustment to fair value.

The following table summarizes the valuation of the Fund’s investments by the fair value hierarchy levels:

	June 30, 2026
	Level 1	Level 2	Level 3	NAV	Total
Assets
Treasury Bills	$9,845,036	$-	$-	$-	$9,845,036
MIF Cayman L.P	-	-	-	94,055,758	94,055,758
Total investments	9,845,036	-	-	94,055,758	103,900,794

Derivative assets	-	1,138,065	-	-	1,138,065
Total	$9,845,036	$1,138,065	$-	$94,055,758	$105,038,859

Liabilities
Promissory notes	$-	$-	$110,000	$-	$110,000
Derivative liabilities	-	65,580	-	-	65,580
Total	$-	$65,580	$110,000	$-	$175,580

	March 31, 2026
	Level 1	Level 2	Level 3	NAV	Total
Assets
Treasury Bills	$49,854	$-	$-	$-	$49,854
MIF Cayman L.P	-	-	-	11,073,581	11,073,581
Total investments	49,854	-	-	11,073,581	11,123,435

Derivative assets	-	55,677	-	-	55,677
Total	$49,854	$55,677	$-	$11,073,581	$11,179,112

Liabilities
Promissory notes	$-	$-	$110,000	$-	$110,000
Derivative liabilities	-	38,014	-	-	38,014
Total	$-	$38,014	$110,000	$-	$148,014

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value:

Level 3 Financial Liability at Fair Value
Three Months Ended June 30, 2026
Promissory Notes
Balance, beginning of period	$110,000
Issuance	-
Balance, end of period	$110,000
Changes in unrealized gain (loss) included in earnings related to financial liabilities still held at the reporting date	$-

For the comparative period from June 20, 2025 (Date of Incorporation) to June 30, 2025, the Fund did not issue any promissory notes.

There were no transfers of investments into or out of Level 3 of the fair value hierarchy during the three months ended June 30, 2026, and from June 20, 2025 (Date of Incorporation) to June 30, 2025.

Government Bonds

The Fund recognizes government bonds at fair value. Interest on government bonds is recognized on an accrual basis and included in interest income on the Condensed Statements of Operations. Realized gains and losses on government bonds represent the difference between sale proceeds and the investment’s carrying value at the time of disposition. Unrealized gain or loss represents the change in fair value of government bonds during the period. Realized gains or losses and unrealized gains or losses are recorded within net realized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies and net unrealized gain (loss) on investments, respectively, on the Condensed Statements of Operations.

As of June 30, 2026, the Fund had $1,496,125 relating to the purchase of Treasury bills, which is recorded in Payable for investments purchased in the Condensed Statements of Assets and Liabilities.

Promissory Notes

The Fund recognizes promissory notes at fair value. No costs were incurred as part of the issuance of these notes. Interest expense is recognized using the effective interest method, and accrues until settlement, prepayment, or maturity. Any interest owed but unpaid at the reporting date is recorded as accrued interest expense and included in Accounts payable and accrued expenses in the Condensed Statements of Assets and Liabilities.

On December 1, 2025, in connection with the offering of Class I Units, the Fund issued a series of promissory notes (the “Notes”) with a principal amount of $110,000. The Notes bear interest at a fixed rate of 12% per annum, payable semi-annually in arrears, and mature 30 years from the date of issuance.

Derivatives

The Fund recognizes derivative instruments as Derivative assets, at fair value or Derivative liabilities, at fair value in the Condensed Statements of Assets and Liabilities.

Realized gains and losses on derivatives that are closed or mature during the period are measured as the difference between the contract’s value at inception and its value at closing. Realized results are presented in net realized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies in the Condensed Statements of Operations.

For derivative positions outstanding at period end, unrealized gains and losses reflect the period-over-period change in fair value, net of reversals of amounts previously recognized upon realization. Unrealized results are presented in net change in unrealized gain (loss) on derivatives in the Condensed Statements of Operations.

As a result of the use of derivative contracts, the Fund is exposed to the risk that counterparties will fail to fulfil their contractual obligations. To mitigate such counterparty risk, the Fund enters into these contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

The Fund enters into foreign exchange forward contracts to hedge against foreign currency exchange rate risk on a portion or all of its non-U.S. dollar denominated assets. These derivative contracts are not designated as hedging instruments for accounting purposes.

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts:

	June 30, 2026
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Derivative instruments
Foreign currency forward contracts (AUD)	$14,293,847	$297,918	$1,739,769	$25,417
Foreign currency forward contracts (EUR)	10,899,194	160,685	1,255,681	12,502
Foreign currency forward contracts (GBP)	56,972,692	679,462	5,396,732	27,661
Total	$82,165,733	$1,138,065	$8,392,182	$65,580

	March 31, 2026
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Derivative instruments
Foreign currency forward contracts (AUD)	$25,845	$311	$3,075,314	$32,096
Foreign currency forward contracts (EUR)	1,780,440	12,496	286,566	2,652
Foreign currency forward contracts (GBP)	4,705,015	42,870	1,325,626	3,266
Total	$6,511,300	$55,677	$4,687,506	$38,014

The derivative instruments as of June 30 and March 31, 2026, had maturity dates of August 4 and May 5, 2026, respectively.

The table below summarizes the impact to the Condensed Statements of Operations from derivative instruments:

Three Months Ended June 30, 2026
Derivative instruments
Realized gains (losses)	$(110,847)
Net change in unrealized gain (loss) on derivatives	1,054,821
Foreign currency forward contracts	$943,974

For the comparative period from June 20, 2025 (Date of Incorporation) to June 30, 2025, the Fund did not enter into any foreign currency forward contracts.

The Fund is subject to requirements to disclose information about offsetting assets and liabilities and similar arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. For financial reporting purposes, the Fund does not offset derivative assets and liabilities that are subject to Master Netting Agreements (“MNA”) or similar arrangements in the Condensed Statements of Assets and Liabilities.

Distributions

Any distributions the Fund makes will be at the discretion of the Adviser in its good faith judgment, considering factors such as earnings, cash flow, capital needs, taxes and general financial condition and the requirements of applicable law. The Fund may declare distributions from time to time, or not at all, as authorized by the Adviser.

Under the Fund’s distribution reinvestment plan, distributions paid by the Fund, if any, will be automatically reinvested in additional Units unless an Investor elects not to reinvest in Units. Generally, whether an Investor takes a distribution in cash or Units, should not affect whether the Investor is subject to incremental tax at the time of such distribution, however, in certain cases a distribution of cash may result in taxation. Investors may opt out from the automatic reinvestment of distributions in Units initially and thereafter may change their election at any time. Units from reinvestment will be issued at their transactional NAV. There is no sales charge or other charge for reinvestment, although a monthly fee out of the net assets for Class S Units and Class D Units at the annual rate of 0.85% and 0.25% of the NAV of Class S Units and Class D Units, respectively, determined and accrued as of the last day of each calendar month (before any redemptions of Class S Units or Class D Units) (the “Distribution and/or Servicing Fee”), as applicable. The Fund reserves the right to suspend or limit at any time the ability of Investors to reinvest distributions in Units.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand, deposits held at call with banks and other short-term investments in an active market with original maturities of three months or less, which are subject to an insignificant risk of change in value. As of June 30, 2026 and March 31, 2026, cash of $2,168,431 and $342,030, respectively, was held and there were no cash equivalents or restricted cash.

Securities Transactions, Revenue Recognition and Expenses

The Fund records its investment transactions on a trade date basis. The Fund measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method. Expenses are recorded on an accrual basis.

Foreign Currency Translation

The accounting records of the Fund are maintained in U.S. dollars. The fair values of assets and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each reporting period. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred. The Fund includes the effects of foreign currency exchange rate changes on realized and unrealized gains and losses on investments within net realized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies and net change in unrealized gain (loss) on investments, respectively, in the Condensed Statements of Operations.

Affiliates

Affiliates of the Fund include the General Partner, the Adviser, MIF International, Macquarie Infrastructure and Real Assets Inc., an affiliate of the Adviser, MIF TE Feeder, L.P. (the “Feeder”), Parallel Funds (the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Fund, but excluding MIF International), and other vehicles sponsored, advised and/or managed by Macquarie or its affiliates.

Segment Reporting

The Fund operates through a single reportable segment. The chief operating decision makers (the “CODMs”) consist of the Fund’s Chief Executive Officer and Chief Financial Officer. The CODMs assess the performance of, allocate resources to and make operating decisions for the Fund primarily based on the Fund’s net assets resulting from operations. Reportable segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as total assets and reportable segment significant expenses reviewed by the CODMs are listed on the Condensed Statements of Operations.

Organizational Expenses

Organizational expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the three months ended June 30, 2026, the Fund incurred organizational expenses of $1,952, which have been recorded as organizational expenses on the Condensed Statements of Operations. For the comparative period from June 20, 2025 (Date of Incorporation) to June 30, 2025, no organizational expenses were incurred. As of June 30, 2026 and March 31, 2026, organizational expenses payable amounting to $1,385,106 and $1,383,154 respectively, are included within organizational expenses and offering costs payable on the Condensed Statements of Assets and Liabilities.

Offering Costs

Offering costs include registration fees and legal fees regarding the preparation of the offering memorandum and costs in connection with the continuous offering of Units of the Fund. Offering costs are recognized as a deferred charge and amortized on a straight-line basis over 12 months. For the three months ended June 30, 2026, the Fund recognized deferred offering costs amortization of $636,535 in the Condensed Statements of Operations. During the same period, the Fund incurred $168,670 of additional offering costs, which have been recorded as an increase to deferred offering costs. For the comparative period from June 20, 2025 (Date of Incorporation) to June 30, 2025, no offering costs were incurred. As of June 30, 2026 and March 31, 2026, the offering amounts of $1,089,168 and $1,557,033, respectively, are included within deferred offering costs in the Condensed Statements of Assets and Liabilities. As of June 30, 2026 and March 31, 2026, offering costs payable amounting to $2,588,670 and $2,420,000, respectively, are included within organization expenses and offering costs payable on the Condensed Statements of Assets and Liabilities.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Fund is currently evaluating the impact of adopting this guidance on its financial statements and disclosures.

3. Investment in the Aggregator

The Fund recognizes dividend income from the Aggregator on the record date of distributions. The Fund had an interest of 6.80% and 1.24% in the Aggregator as of June 30, 2026 and March 31, 2026, respectively. The remaining interest in the Aggregator is held by MIF International. The Fund’s interest in the Aggregator may result in the Fund indirectly holding investments of the Aggregator that, on a proportional basis, at times may proportionally exceed 5% of the net assets of the Fund. For a listing of investments that may proportionally exceed 5% of the Fund’s net assets, see the Condensed Consolidated Schedule of Investments of the Aggregator. As of June 30, 2026 and March 31, 2026, the Fund had no unfunded commitments.

The Aggregator primarily invests in Eligible Real Assets (as defined in Note 1). As of June 30, 2026 and March 31, 2026, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without consent of the Aggregator’s general partner. Distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

Political developments, natural disasters, public health crises and other events outside of the Fund’s control can adversely, directly and indirectly, impact the Fund and its investments in material respects. The Fund’s investments are subject to various risk factors including market and credit risk, foreign exchange risk, and risks associated with investing in private equity investments. Additionally, the Fund’s investments are concentrated in certain industries as shown in the Condensed Consolidated Schedule of Investments of the Aggregator. The industry classifications and geographic locations represent the most meaningful presentation of the principal business and location of the investments.

Investing in foreign investments involves currency exchange risk and may involve risks such as expropriation, confiscatory taxation, increases in withholding tax rates, limitations on the use or transfer of Fund’s assets, imposition of divestiture requirements on non-resident Investors and imposition of currency exchange controls which could affect the Fund’s ability to repatriate assets.

4. Taxation

The Fund is treated as a partnership for U.S. federal income tax purposes and therefore generally is not subject to any U.S. federal and state income taxes. Taxable income is allocated to the Fund’s Investors. It is possible that the Fund may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Fund would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors in the Fund would be treated as shareholders in a corporation, and the Fund itself would become taxable as a corporation for U.S. federal, state and/or local income tax purposes. The Fund would be required to pay income tax at corporate rates on its net taxable income.

The Fund is required to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the condensed financial statements is limited to the largest amount of benefit, determined on a cumulative basis that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.

The Fund files tax returns, where applicable, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by U.S. federal, state, local and non-U.S. jurisdictions, where applicable. As of June 30, 2026, the tax year that remains subject to examination by the major tax jurisdictions under the statute of limitations, or other similar requirements, where applicable, is 2026.

The Fund did not have any recognized tax benefits or liabilities resulting from tax positions for the periods ending June 30, 2026 and March 31, 2026. The Fund does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

5. Net Assets

The Fund is authorized to issue an unlimited number of Units on a continuous basis to eligible Investors.

The Fund offers four separate classes of Units designated as Class I Units, Class D Units, Class S Units and Class E Units to Investors. Each class of Units will have certain differing characteristics, particularly in terms of the distribution fees that may be charged to Investors. Class D Units and Class S Units will be sold subject to certain upfront selling commissions, placement fees, subscription fees or similar fees (“Subscription Fees”) of up to 1.50% and up to 3.50%, respectively, of the purchase amount.

The purchase price per unit of each class is equal to the transactional NAV per unit for such class as of the last calendar day of the immediately preceding month. For each Class that has no outstanding Units as of the end of the month, the NAV per Unit for such Class will be equal to the NAV per Unit for Class I Units as of the end of that month. Before the Fund determined its first transactional NAV, the subscription price for Units was $25 per unit plus applicable Subscription Fees.

Thereafter, the Adviser determines the transactional NAV for each class of Units monthly and will prepare the valuations with respect to each investment. The transactional NAV per Unit for each class will be determined by dividing the total assets of the Fund attributable to such class, less the value of any liabilities of such class, by the total number of outstanding Units of such class. Classes of Units may have a different transactional NAV per unit as a result of different fees charged to different classes.

The following table presents transactions in the Units during the three months ended June 30, 2026 and there were no Units issued for the period from June 20, 2025 (Date of Incorporation) to June 30, 2025:

	Class I Units	Class E Units	Total
Units Outstanding as of March 31, 2026	110	420,000	420,110
Units Issued	1,807	3,134,752	3,136,559
Units Outstanding as of June 30, 2026	1,917	3,554,752	3,556,669

Redemption Program

The Fund may, from time to time, provide liquidity to Investors by redeeming Units pursuant to the Fund’s redemption program (the “Redemption Program”). Redemptions will be made at such times, in such amounts and on such terms as may be determined by the General Partner, in its sole discretion and in accordance with the Partnership Agreement. In determining whether the Fund should redeem Units, the General Partner will consider relevant factors such as the timing of the redemptions, as well as a variety of operational, business, tax and economic factors.

The General Partner anticipates that the Fund will provide the option for Investors to redeem Units on a quarterly basis up to 5% of Units outstanding (by number of Units), with such redemptions to occur using a purchase price equal to the NAV per Unit as of the last business day of each calendar quarter (each such date is referred to as a “Redemption Date”). The NAV per Unit for each class will generally be available around the 20th business day of the month following each Redemption Date (e.g., the NAV for March 31 will generally be available around April 28). Each redemption generally will commence approximately on the first business day of the second month of the applicable calendar quarter (e.g., the redemption for the first quarter of the year will commence around February 1) and expire the last business day of the second month of the quarter (such date, the “Redemption Deadline”). Each redemption by an Investor must be made pursuant to a written redemption request submitted to the Fund and/or its agent on or before the Redemption Deadline. Investors that elect to redeem their Units will not know the price at which such Units will be redeemed until after the Redemption Date.

The Fund intends to generally provide payment with respect to the redemption proceeds no earlier than 60 calendar days, but within 65 calendar days, of each Redemption Deadline. Investors whose Units are accepted for redemption bear the risk that the Fund’s NAV may fluctuate significantly between the time that they submit their redemption requests and the date as of which such Units are valued for purposes of such redemption.

If Investors request redeeming their Units in an amount that exceeds the 5% quarterly limitation in any calendar quarter, the Fund generally will redeem a pro rata portion of the Units presented by each Investor, subject to the Fund’s ability to redeem all Units for which redemption has been requested due to death, disability or divorce and other limited exceptions. However, the General Partner may, but is not obligated to, take any other action in its sole discretion as permitted by applicable law and the Partnership Agreement, such as extending the Redemption Deadline, if necessary, and increasing the amount of Units that the Fund will redeem. As a result, in any particular quarter, Investors requesting redemption of Units may not have all of such Units redeemed by the Fund. Additionally, the General Partner may choose to redeem fewer Units than have been requested in any particular quarter, or none at all, in its discretion at any time. In addition, the Fund may redeem Units of Investors if, among other reasons, the General Partner determines that such redemption would be in the interests of the Fund. Unsatisfied redemption requests will not be automatically carried over to the next redemption period and, in order for a redemption request to be reconsidered, Investors must resubmit their request in the next quarter.

The Fund is not able to guarantee liquidity to Investors through redemptions. Redemptions principally will be funded by cash, cash equivalents or borrowings, as well as by the sale of certain liquid securities.

Options to redeem Units commenced in the first full fiscal quarter of 2026. The Fund did not redeem any of its Units for the three months ended June 30, 2026. The General Partner may make exceptions to, modify, amend or suspend the Redemption Program if it deems such action to be in the Fund’s best interest and the best interest of Investors.

The Fund will not impose any charges in connection with redemptions of Units unless the Units are held for less than one year. Redemption of Units from an Investor at any time prior to the day immediately preceding the one-year anniversary of the Investor’s purchase of the Units will be subject to a 5% early redemption fee (the “Early Redemption Deduction”). The Early Redemption Deduction will be retained by the Fund and will be for the benefit of the remaining Investors. Units for which redemptions are requested will be treated as having been redeemed on a “first-in, first-out” basis. An Early Redemption Deduction payable by an Investor may be waived by the Fund in circumstances where the General Partner determines that doing so is in the best interests of the Fund.

6. Related Party Transactions

Partnership Agreement

The General Partner will control the business and affairs of the Fund, with oversight of certain matters by the Board of Directors. While the General Partner is responsible for the day-to-day business management of the Fund, various rights and obligations of the General Partner will be delegated to and performed by the Adviser. The responsibilities of the General Partner are set out in the Partnership Agreement.

Performance Allocation

The General Partner or an affiliate will be entitled to a performance allocation (the “Performance Allocation”) in respect of each class of Units, with the exception of Class E Units, in an amount equal to 12.50% of the Fund’s total return for such class of Units, subject to a 5% annual hurdle amount and a high-water mark with a 100% catch-up, without duplication for any Performance Allocation paid by the Fund in respect of such class during such fiscal year.

For the three months ended June 30, 2026, the Fund recorded performance allocation of $275. As of June 30, 2026 and March 31, 2026, $308 and $33, respectively, was accrued and payable to the General Partner. For the comparative period from June 20, 2025 (Date of Incorporation) to June 30, 2025, the Fund did not incur any performance allocations.

Advisory Agreement

The management of the Fund is generally under the direction of the Adviser, at the delegation of the General Partner pursuant to the Advisory Agreement. Additionally, the Adviser has been delegated the ability to engage sub-advisers.

Management Fee

In consideration of the advisory services provided to the Fund by the Adviser, the Fund will pay the Adviser a management fee (the “Management Fee”), computed and payable monthly in arrears, at the annual rate of 1.25% of the Fund’s NAV for Class S Units, Class D Units and Class I Units. Class E Units are not subject to the Management Fee, making it a class-specific expense.

The Management Fee is waived for the first twelve months following the date of the initial acceptance by the Fund of a subscription for Units by persons that are not affiliates of the General Partner (the “Initial Closing”). For the twelve months following the first anniversary of the Initial Closing, the Management Fee will be computed and payable monthly in arrears at the annual rate of 1% of the Fund’s NAV for Class S Units, Class D Units and Class I Units.

For the three months ended June 30, 2026, the Fund recorded management fees of $116, of which the Adviser waived all $116. For the comparative period from June 20, 2025 (Date of Incorporation) to June 30, 2025, the Fund incurred no management fees. The waived Management Fees are reported in management fees waived on the Condensed Statements of Operations.

Expense Limitation and Reimbursement Agreement

Pursuant to the Expense Limitation and Reimbursement Agreement, for a one-year term beginning on the Initial Closing and ending on the one-year anniversary thereof, the Adviser has agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Fund to the extent necessary so that the Fund’s annual Specified Expenses (as defined below) do not exceed 0.70%, on an annualized basis, of the sum of (a) the Fund’s net asset value as of the last calendar day of each calendar month or as otherwise determined by the Adviser and (b) to the extent deducted in the determination of the Fund’s net asset value as set forth in clause (a), accrued expenses, any accrued/allocated Management Fee, administration fee, Performance Allocation or Distribution and/or Servicing Fee applicable to certain classes, or distributions. Under the Expense Limitation and Reimbursement Agreement, the Fund has agreed to reimburse the amount of any forgone Management Fee and expenses paid, absorbed or reimbursed by the Adviser, when and if requested by the Adviser, within five years from the end of the month in which the Adviser waived, paid, absorbed or reimbursed such fees or expenses, but only if and to the extent that Specified Expenses, on an annualized basis, plus any recoupment, do not exceed 0.70% of the sum of (a) the Fund’s net asset value as of the last calendar day of each calendar month or as otherwise determined by the Adviser and (b) to the extent deducted in the determination of the Fund’s net asset value as set forth in clause (a), accrued expenses, any accrued/allocated Management Fee, administration fee, Performance Allocation or Distribution and/or Servicing Fee applicable to certain classes, or distributions, calculated as of the end of each calendar month on an annualized basis (or, if a lower expense limit under the Expense Limitation and Reimbursement Agreement is then in effect, such lower limit). The Adviser may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated within the one-year period beginning on the Initial Closing without the Board of Directors’ consent. For the three months ended June 30, 2026, the Fund did not reimburse any Specified Expenses under the Expense Limitation and Reimbursement Agreement.

The Adviser may, in its sole discretion, advance the organizational and offering expenses attributable to the Fund through the first anniversary of the Initial Closing. The Fund will be obligated to reimburse the Adviser for all such advanced organizational and offering expenses over the five years following the first anniversary of the Initial Closing. The Adviser will determine what organizational and offering expenses are attributable to the Fund , in its sole discretion.

“Specified Expenses” means all expenses incurred in the business of the Fund, including, among other things, organizational and offering expenses, professional fees, and fees and expenses of the Fund’s administrator, custodian and transfer agent, with the exception of (i) the Management Fee; (ii) the Performance Allocation; (iii) any Distribution and/or Servicing fee paid applicable to any Units, including the Distribution and/or Servicing Fee; (iv) transaction-related costs, including, without limitation, costs related to unconsummated transactions and hedging and other derivatives transactions; (v) interest payments; (vi) fees and expenses incurred in connection with a credit facility, if any, obtained by the Fund; (vii) taxes; (viii) portfolio company expenses, Intermediate Entity expenses and ordinary corporate operating expenses; and (ix) extraordinary expenses (as determined in the sole discretion of the Adviser).

Foreign Currency Hedging Agreement

On October 31, 2025, the Adviser entered into a foreign currency hedging agreement (“FX Hedging Agreement”) with Macquarie Investment Management Global Limited (the “FX Service Provider”), an affiliate, pursuant to which the FX Service Provider is appointed to act as agent of the Fund to implement foreign currency hedging strategies.

Under the FX Hedging Agreement, the FX Service Provider enters into foreign exchange transactions, including spot and forward contracts, to hedge the Fund’s exposure to non-U.S. dollar denominated investments, in accordance with specified hedging instructions and target hedge ratios. The FX Service Provider is authorized to execute derivative transactions and related documentation with approved counterparties on behalf of the Fund.

The FX Service Provider is entitled to a fee calculated at an annual rate of 0.03% of the hedged notional exposure, subject to a minimum annual fee of $50,000, with such fees accrued monthly and invoiced quarterly. The Fund is also responsible for transaction-related costs incurred in connection with FX hedging activities. As of June 30, 2026, the Fund recognized $12,500 of such fees.

Proceeds from Units Issued

During the three months ended June 30, 2026, the Fund sold Class E Units to affiliates of the General Partner for aggregate consideration of $39,500,000. The offer and sale of the Class E Units were made as part of the Fund’s continuous private offering and were exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) and Regulation D thereunder.

Feeder

MIF TE Feeder, L.P. is a feeder vehicle for the Fund. The Feeder was established to allow certain Investors with particular tax characteristics, such as tax-exempt Investors and non-U.S. Investors, to participate in the Fund in a more efficient manner. Investors in the Feeder will indirectly bear their pro rata portion of the management fee and performance participation allocation paid by the Fund, but such expenses will not be duplicated at the Feeder level.

7. Commitments and Contingencies

In the normal course of business, the Fund enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Fund’s maximum exposure under these arrangements is unknown as it could involve future claims against the Fund that have not yet occurred. However, based on experience, the General Partner of the Fund expects the risk of loss to be remote.

8. Financial Highlights

The following financial highlights are calculated for the Investors of the Fund as a whole and exclude data for the General Partner, except as otherwise noted herein. Calculation of these highlights on an individual Investor basis may yield results that vary from those stated herein due to the timing of capital transactions and differing fee arrangements. No Class S or D units have been issued by the Fund since the Date of Incorporation.

	Three Months Ended June 30, 2026
	Class I Units	Class E Units
Per Unit Data
Net Asset Value, beginning of period	$20.91	$16.94
Premium/(Discount) on issuance of Units	6.37	10.23
Net investment income (loss)	(0.49)	(0.42)
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	1.24	1.32
Net increase (decrease) in net assets	0.75	0.90
Net Asset Value, end of period	$28.03	$28.07
Units outstanding, end of period	1,917	3,554,752
Total return based on Net Asset Value (a)	34.05%	65.70%
Ratios to weighted‐average net assets (non-annualized) (c)
Accrued performance allocation	-0.53%	-
Expenses without waivers (b)	-2.20%	-1.72%
Management fees waivers	0.22%	-
Total expenses	-1.98%	-1.72%
Net investment income (loss)	-1.83%	-1.57%

For the comparative period from June 20, 2025 (Date of Incorporation) to June 30, 2025, the Fund had not received subscriptions or commenced investing activities.

(a)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with the distribution reinvestment plan) divided by the initial Net Asset Value per Unit. The total return includes the Premium on issuance of Units. This premium represents the difference in NAV as a result of Transactional NAV (discussed in Note 5) being higher than the NAV under U.S. GAAP. The transactional NAV per Unit, is the price at which transactions in the Units are made. The Premium on issuance of Units accounts for 89.47% and 91.91% of the total return for Class I and E Units, respectively.
(b)
Expense ratio includes organizational expenses, professional fees, director fees, administration fees, insurance expense, deferred offering costs amortization, interest expense and other expenses. Class I Units expense ratio includes a Management Fee and Performance Allocation which is a class-specific expense.
(c)
Ratios are not annualized.

9. Subsequent Events

The General Partner has performed an evaluation of subsequent events through the date these financial statements were issued. Other than as disclosed below, there have been no subsequent events that would require disclosure in, or would be required to be recognized in, these condensed financial statements as of June 30, 2026.

Unregistered Sale of Units

On July 1, 2026, the Fund sold the following Units of the Fund (with the final number of Units determined on July 29, 2026) to third party investors for cash:

Class	Number of Units Sold	Consideration
Class I	14,841	$425,000
Class E	841,890	25,000,000
Total		$25,425,000

MIF Cayman, L.P.

MIF Cayman, L.P.

Condensed Consolidated Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	March 31, 2026
Assets
Investments, at fair value (cost of $1,002,713,098 and $763,562,434, respectively)	$1,163,510,997	$853,532,236
Investments in affiliated fund, at fair value (cost of $210,574,024 and $38,682,799, respectively)	210,494,937	37,429,665
Cash and cash equivalents	9,617,687	4,203,051
Interest receivable	365,409	794,978
Total assets	$1,383,989,030	$895,959,930

Liabilities
Professional fees payable	$294,277	$146,250
Organizational expenses payable	110,147	110,147
Administration fees payable	60,910	32,500
Accounts payable and accrued expenses	15,891	904,164
Total liabilities	$481,225	$1,193,061

Commitments and contingencies (Note 7)

Net assets
Limited Partners	1,383,507,805	894,766,869
General Partner	-	-
Total net assets	$1,383,507,805	$894,766,869

Total net assets and liabilities	$1,383,989,030	$895,959,930

The accompanying notes are an integral part of these condensed consolidated financial statements

MIF Cayman, L.P.

Condensed Consolidated Statement of Operations (Unaudited) (a)

Three Months Ended June 30, 2026
Income
Dividend income	$8,486,301
Interest income	7,499,274
Rebate income	160,227
Total income	16,145,802

Expenses
Professional fees	154,681
Administration fees	28,410
Other expenses	1,221
Total expenses	184,312
Net investment income (loss)	15,961,490
Net realized and unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies
Net realized gain (loss) on investments and translation of assets and liabilities in foreign currencies	(10,113)
Net change in unrealized gain (loss) on investments	73,151,155
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(790,588)
Net realized and unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies	72,350,454
Net increase (decrease) in net assets resulting from operations	$88,311,944

(a) MIF Cayman, L.P. was formed on July 29, 2025 and commenced principal operations on October 31, 2025, and accordingly, there were no operations during the three months ended June 30, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements

MIF Cayman, L.P.

Condensed Consolidated Statement of Changes in Net Assets (Unaudited) (a)

	Three Months Ended June 30, 2026
	Limited Partners	General Partner	Total
Net assets as of March 31, 2026	$894,766,869	$-	$894,766,869
Capital contributions	431,306,171	-	$431,306,171
Distributions	(30,877,179)	-	$(30,877,179)
Net investment income (loss)	15,961,490	-	$15,961,490
Net realized and unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies	72,350,454	-	$72,350,454
Net assets as of June 30, 2026	$1,383,507,805	$-	$1,383,507,805

(a) MIF Cayman, L.P. was formed on July 29, 2025 and commenced principal operations on October 31, 2025, and accordingly, there were no operations during the three months ended June 30, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements

MIF Cayman, L.P.

Condensed Consolidated Statement of Cash Flows (Unaudited) (a)

Three Months Ended June 30, 2026
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$88,311,944
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities
Net realized (gain) loss on investments and translation of assets and liabilities in foreign currencies	10,113
Net change in unrealized (gain) loss on investments	(73,151,155)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	790,588
Purchase of investments	(431,424,769)
Proceeds from investments	20,570,876
Change in operating assets:
Interest receivable	436,152
Change in operating liabilities:
Accounts payable and accrued expenses	(898,385)
Professional fees payable	148,027
Administration fees payable	28,410
Net cash provided by (used in) operating activities	$(395,178,199)
Cash flows from financing activities:
Capital contributions	431,118,175
Distributions	(30,877,179)
Net cash provided by (used in) financing activities	$400,240,996
Net increase in cash and cash equivalents	$5,062,797
Effect of exchange rate changes on cash and cash equivalents	$351,839
Cash and cash equivalents at the beginning of the period	4,203,051
Cash and cash equivalents at the end of the period	$9,617,687

Supplemental disclosure of non-cash operating and financing activities
Investments acquired through in-kind contributions	$187,996

(a) MIF Cayman L.P. was formed on July 29, 2025 and commenced principal operations on October 31, 2025, and accordingly, there were no operations during the three months ended June 30, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements

MIF Cayman, L.P.

Condensed Consolidated Schedule of Investments (Unaudited)

			June 30, 2026
Name of Investment	Holding entity	Type of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments and investments in affiliated fund
Equity investments (a)
Green energy
Island Green Power (b)	MIF Cooks Holdings S.à r.l.	Equity investment	EMEA	$95,574,405	6.91%
D. E. Shaw Renewable Investments (c)	MGIF Hobbs Holdings L.P.	Equity investment	Americas	186,710,010	13.50%
Total Green energy				282,284,415	20.41%

Utilities and energy
Diamond Infrastructure Solutions (d)	InfraPark CI Blocker LLC	Equity investment	Americas	99,537,826	7.19%
Southern Water (e)	MSCIF Sandstone Ventures S.à r.l.	Equity investment	EMEA	109,716,554	7.93%
Last Mile Infrastructure (f)	MGIF Connex Investments S.à r.l.	Equity investment	EMEA	87,983,570	6.36%
Total Utilities and energy				297,237,950	21.48%

Digital
Vocus Group (g)	Voyage MAIF3 Consortium Trust	Equity investment	APAC	89,601,202	6.48%
Aligned Data Centers (h)	Aligned Co-Invest Aggregator, L.P.	Equity investment	Americas	186,519,761	13.48%
Applied Digital Corporation (i)	MIP HPC Feeder, L.P.	Equity investment	Americas	157,008,909	11.35%
Total Digital				433,129,872	31.31%

Transport
Bristol and Birmingham Airports (j)	MEIF 7 Homecoming Regional Ventures S.à r.l.	Equity investment	EMEA	46,183,756	3.34%
Other investments (k)		Equity investment	EMEA	27,937,337	2.02%
Total Transport				74,121,093	5.36%

Other equity investments
Various
Other investments (k)		Equity investment	EMEA	61,935,367	4.48%
Total Various				61,935,367	4.48%

Total equity investments (Cost: EMEA $356,590,112, Americas $549,363,725, APAC $81,235,907)				$1,148,708,697	83.04%
Debt investments (l)
Various
Other investments (k)		Debt investment	Various	14,802,300	1.07%
Total debt investments (Cost: Various $15,523,354)				$14,802,300	1.07%
Total investments (Cost: EMEA $356,590,112, Americas $549,363,725, APAC $81,235,907, Various $15,523,354)				$1,163,510,997	84.11%

Investments in affiliated fund
Various
Macquarie Global Infrastructure Fund (USD Feeder) SCSp		LP interest	EMEA	210,494,937	15.21%
Total investments in affiliated fund (Cost: EMEA $210,574,024)				$210,494,937	15.21%
Total investments and investments in affiliated fund (Cost: EMEA $567,164,136, Americas $549,363,725, APAC $81,235,907, Various $15,523,354)				$1,374,005,934	99.32%

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
(b)
The Aggregator holds an indirect equity interest in Island Green Power through its 40.83% ownership of MGREF 2 Cooks Holdings 2 Limited.
(c)
The Aggregator holds an indirect equity interest in D. E. Shaw Renewable Investments through its 13.29% ownership in MGIF Hobbs Holdings LLC. The Aggregator holds an additional indirect equity interest in D. E. Shaw Renewable Investments through its 39.95% holding in Macquarie Global Infrastructure Fund (USD Feeder) SCSp.
(d)
The Aggregator holds an indirect equity interest in Diamond Infrastructure Solutions through its 13.28% ownership in InfraPark CI Blocker, LLC.
(e)
The Aggregator holds an indirect equity interest in Southern Water through its 3.47% ownership in MSCIF Sandstone Ventures S.à r.l.
(f)
The Aggregator holds an indirect equity interest in Last Mile Infrastructure through its 13.00% ownership in MGIF Connex Investments S.à r.l.
(g)
The Aggregator holds an indirect equity interest in Vocus Group through its 3.40% ownership in Voyage MAIF3 Consortium Trust.
(h)
The Aggregator holds an indirect equity interest in Aligned Data Centers through its 5.35% ownership in Aligned Co-Invest Aggregator, L.P.
(i)
The Aggregator holds an indirect equity interest in Applied Digital Corporation through its 47.30% ownership in MIP HPC Feeder, L.P.
(j)
The Aggregator holds an indirect equity interest in Bristol and Birmingham Airports through its 2.84% ownership in MEIF 7 Homecoming Regional Ventures S.à r.l.
(k)
There were no single investments included in this category that exceeded 5% of the net assets of the Aggregator.
(l)
Debt investments includes different forms of interests that represent a creditor relationship with an investee, including but not limited to (1) bank loans, (2) interests in collateralized loan obligations and (3) direct lending debt investments.

The accompanying notes are an integral part of these condensed consolidated financial statements

MIF Cayman, L.P.

Condensed Consolidated Schedule of Investments (Unaudited)

			March 31, 2026
Name of Investment	Holding entity	Type of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments and investments in affiliated fund
Equity investments (a)
Green energy
Island Green Power (b)	MIF Cooks Holdings S.à r.l.	Equity investment	EMEA	$90,653,904	10.13%
D. E. Shaw Renewable Investments (c)	MGIF Hobbs Holdings L.P.	Equity investment	Americas	166,495,564	18.61%
Total Green energy				257,149,468	28.74%

Utilities and energy
Diamond Infrastructure Solutions (d)	InfraPark CI Blocker LLC	Equity investment	Americas	97,739,702	10.92%
Southern Water (e)	MSCIF Sandstone Ventures S.à r.l.	Equity investment	EMEA	72,028,335	8.05%
Total Utilities and energy				169,768,037	18.97%

Waste
Renewi (f)	MIF Earth Holdings S.à r.l	Equity investment	EMEA	60,284,692	6.74%
Total Waste				60,284,692	6.74%

Digital
Vocus Group (g)	Voyage MAIF3 Consortium Trust	Equity investment	APAC	87,950,865	9.83%
Aligned Data Centers (h)	Aligned Co-Invest Aggregator, L.P.	Equity investment	Americas	183,338,199	20.49%
Total Digital				271,289,064	30.32%

Transport
Bristol and Birmingham Airports (i)	MEIF 7 Homecoming Regional Ventures S.à r.l.	Equity investment	EMEA	44,755,488	5.00%
Total Transport				44,755,488	5.00%

Other equity investments
Various
Other investments (j)		Equity investment	Various	15,708,116	1.76%
Total Various				15,708,116	1.76%
Total equity investments (Cost: EMEA $221,822,621, Americas $409,773,497, APAC $81,235,907, Various $16,771,183)				$818,954,865	91.53%

Debt investments (k)
Various
Other investments (j)		Debt investment	Various	34,577,371	3.86%
Total debt investments (Cost: Various $33,959,226)				$34,577,371	3.86%
Total investments (Cost: EMEA $221,822,621, Americas $409,773,497, APAC $81,235,907, Various $50,730,409)				$853,532,236	95.39%

Investments in affiliated fund
Various
Macquarie Global Infrastructure Fund (USD Feeder) SCSp		LP interest	EMEA	37,429,665	4.18%
Total investments in affiliated fund (Cost: EMEA $38,682,799)				$37,429,665	4.18%
Total investments and investments in affiliated fund (Cost: EMEA $260,505,420, Americas $409,773,497, APAC $81,235,907, Various $50,730,409)				$890,961,901	99.57%

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
(k)
Debt investments include different forms of interests that represent a creditor relationship with an investee, including but not limited to (1) bank loans, (2) interests in collateralized loan obligations and (3) direct lending debt investments.

The accompanying notes are an integral part of these condensed consolidated financial statements

MIF Cayman, L.P.

Notes to Condensed Consolidated Financial Statements

1.
Organization

MIF Cayman, L.P. is a Cayman Islands exempted limited partnership formed on July 29, 2025. MIF Cayman, L.P. together with its consolidated subsidiaries collectively form the “Aggregator”. The Aggregator operates pursuant to the Amended and Restated Exempted Limited Partnership Agreement, dated October 31, 2025, as further amended and restated (the “Aggregator Partnership Agreement”).

Macquarie Private Markets, SICAV, with respect to its sub‑fund, Macquarie Infrastructure Fund (“MIF International”), and Macquarie Infrastructure Fund, L.P. (the “Fund”) are the only limited partners of the Aggregator. As of June 30, 2026, the Fund and MIF International own 6.80% and 93.20%, respectively, of the Aggregator. MIF Cayman GP, LLC, is the general partner (the “General Partner”) of the Aggregator, with the overall responsibility for oversight of the Aggregator.

The Aggregator was established to make, hold, and dispose of portfolio investments which may include debt, equity and derivative instruments.

Investment operations commenced on October 31, 2025 when the Aggregator began investing in assets, after the Fund sold its first unregistered limited partnership units to third-party investors and subsequently invested those proceeds into the Aggregator, along with MIF International’s investment into the Aggregator.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The Aggregator’s accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Aggregator’s condensed consolidated financial statements and related financial information have been prepared pursuant to the requirements of Regulation S-X. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are fairly stated and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The Aggregator is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The functional currency of the Aggregator is the U.S. dollar and these condensed consolidated financial statements have been prepared in that currency. These condensed financial statements should be read in conjunction with the audited financial statements included in the Fund’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC.

Principles of Consolidation

In accordance with ASC 946, the Aggregator generally does not consolidate investments unless the Aggregator has a controlling financial interest in (a) an investment company or (b) an operating company whose business consists of providing services to the Aggregator. Accordingly, the Aggregator consolidates wholly owned investment company subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the condensed consolidated financial statements in conformity with GAAP, the General Partner has made judgments, estimates and specific assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements. Such estimates include those used in the valuation of the Aggregator’s investments. Actual results may differ from those estimates.

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

MIF Cayman, L.P.

Notes to Condensed Consolidated Financial Statements

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

The Aggregator’s determination of fair value is based on the best information available in the circumstances and incorporates the Aggregator’s own assumptions, including assumptions that the Aggregator believes market participants would use in valuing the investments, and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including appropriate risk adjustments for non-performance and liquidity. The values estimated by the Aggregator may differ significantly from values that would have been used had a readily available market for the investments existed and the differences could be material to the condensed consolidated financial statements.

The Aggregator measures its investment in the affiliated funds at fair value using the net asset value of the affiliated funds. The net asset value of the affiliated funds is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the affiliated funds’ net asset value is not published or the basis for current transactions, (b) the affiliated fund is an investment company and (c) the net asset value of the affiliated fund is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Aggregator’s investment in the affiliated fund are presented within net change in unrealized gain (loss) on investments in the Condensed Consolidated Statement of Operations.

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

MIF Cayman, L.P.

Notes to Condensed Consolidated Financial Statements

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

Foreign Currency

The accounting records of the Aggregator are maintained in U.S. dollars. The fair values of assets and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each reporting period. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred. The Aggregator includes the effects of foreign currency exchange rate changes on realized and unrealized gains and losses on investments within net realized gain (loss) on investments and translation of assets and liabilities in foreign currencies and net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies, respectively, in the Condensed Consolidated Statement of Operations.

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

Income Recognition

The Aggregator recognizes interest income from investments when earned pursuant to the terms of the respective investment. Prepayment premiums are recorded as interest income upon receipt of the prepayment. The Aggregator recognizes dividend income from its investments when declared. In the case of proceeds received from investments, the Aggregator determines the character of such proceeds and records any interest income, dividend income, realized gain or loss, or return of capital accordingly.

Organizational Expenses

Organizational expenses include, among other things, the cost of incorporating the Aggregator and the cost of legal services and other fees pertaining to the Aggregator’s organization. These costs are expensed as incurred. For the three-month period ended June 30, 2026, no organizational expenses were incurred by the Aggregator. As of June 30, 2026 and March 31, 2026, organizational expenses payable amounting to $110,147 and $110,147, respectively, are included within organizational expenses and offering costs payable on the Condensed Consolidated Statements of Assets and Liabilities.

Professional Fees

Professional fees include but are not limited to audit, tax, and legal fees. For the period ended June 30, 2026, the Aggregator incurred professional fees of $154,681, which have been recorded as professional fees on the Condensed Consolidated Statement of Operations. There were no operations from June 20, 2025 (Date of Incorporation) to June 30, 2025. As

MIF Cayman, L.P.

Notes to Condensed Consolidated Financial Statements

of June 30, 2026 and March 31, 2026, professional fees of $294,277 and $146,250, respectively, are included within professional fees payable in the Condensed Consolidated Statements of Assets and Liabilities.

Distributions

The Aggregator may declare monthly distributions as authorized by the General Partner. Distributions are recognized on the record date of the distribution. The declaration of distributions by the Aggregator to the Fund and any Parallel Fund (the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Fund, but excluding MIF International) generally occurs concurrent with the Fund and any Parallel Fund declaring distributions to its unitholders. Distributions are generally made to partners pro rata based on capital contributions.

Affiliates

The General Partner, the Adviser, Macquarie Private Markets, SICAV, with respect to its sub‑fund MIF International and the Fund are affiliates of the Aggregator. In addition, the limited partners, the General Partner, and their respective affiliates may engage in investment activities for their own accounts or for other persons or entities, including pursuing investment opportunities independently of the Aggregator, without any obligation to offer such opportunities to the Aggregator.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Aggregator is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements and disclosures.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand, deposits held at call with banks and other short-term investments in an active market with original maturities of three months or less, which are subject to an insignificant risk of change in value. As of June 30, 2026 and March 31, 2026, cash of $9,617,687 and $4,203,051, respectively, was held and there were no cash equivalents or restricted cash.

3.
Investments and Fair Value Measurement

The following table summarizes the valuation of the Aggregator’s investments by the fair value hierarchy levels:

	June 30, 2026
	Level 1	Level 2	Level 3	NAV	Total
Assets
Non-affiliated investments
Equity investments	$-	$-	$1,148,708,697	-	$1,148,708,697
Debt investments	-	-	14,802,300	-	14,802,300
Total non-affiliated investments	-	-	1,163,510,997	-	1,163,510,997
Investments in affiliated fund
Investee funds	-	-	-	210,494,937	210,494,937
Total investments	$-	$-	$1,163,510,997	$210,494,937	$1,374,005,934

MIF Cayman, L.P.

Notes to Condensed Consolidated Financial Statements

	March 31, 2026
	Level 1	Level 2	Level 3	NAV	Total
Assets
Non-affiliated investments
Equity investments	$-	$-	$818,954,865	-	$818,954,865
Debt investments	-	-	34,577,371	-	34,577,371
Total non-affiliated investments	-	-	853,532,236	-	853,532,236
Investments in affiliated fund
Investee funds	-	-	-	37,429,665	37,429,665
Total investments	$-	$-	$853,532,236	$37,429,665	$890,961,901

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

The Aggregator’s investment in the affiliated funds is generally valued based on the latest NAV reported or provided by the investment adviser or investment manager. NAV as a practical expedient is appropriate if the reported NAV of the investment in affiliated funds is calculated in a manner consistent with the measurement principles applied to investment companies. As of June 30, 2026 and March 31, 2026, the Aggregator measured investments of $210,494,937 and $37,429,665, respectively, using NAV as a practical expedient and had no unfunded commitments.

The following table summarizes the quantitative inputs and assumptions used for valuation of investments categorized in Level 3 of the fair value hierarchy as of June 30, 2026 and March 31, 2026:

	June 30, 2026
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted‐ Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity investments	$962,188,936	Discounted Cash Flows	Discount rate	10.00%-15.00%	12.9%	Lower
			Terminal value multiple	1.0x-15.0x	8.6x	Higher
Debt investments	14,802,300	Discounted Cash Flows	Yield	8.3%-15.6%	13.7%	Lower
Total investments	$976,991,236

MIF Cayman, L.P.

Notes to Condensed Consolidated Financial Statements

	March 31, 2026
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted‐ Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity investments	$635,616,666	Discounted Cash Flows	Discount rate	10.0%-15.0%	10.9%	Lower
			Terminal value multiple	1.0x-15.0x	6.0x	Higher
Debt investments	34,577,371	Discounted Cash Flows	Yield	8.3%-15.6%	13.7%	Lower
Total investments	$670,194,037

The investment in Aligned Data Centers, with a fair value of $186,519,761 as of June 30, 2026, and $183,338,199 as of March 31, 2026, has been valued based on the price listed in the October 13, 2025 sale and purchase agreement, by discounting proceeds expected to be received by the Aggregator using discount rates between 5% and 10%.

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value:

	Level 3 Financial Assets at Fair Value
	Three Months Ended June 30, 2026
	Equity investments	Debt investments	Total
Balance, beginning of period	$818,954,865	$34,577,371	$853,532,236
Purchases	257,586,536	1,309,935	258,896,471
Sales and proceeds from investments	-	(19,745,807)	(19,745,807)
Net realized and unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies	72,167,296	(1,339,199)	70,828,097
Balance, end of period	$1,148,708,697	$14,802,300	$1,163,510,997

There were no transfers of investments into or out of Level 3 of the fair value hierarchy during the three months ended June 30, 2026.

4. Income Taxes

The Aggregator is treated as a partnership for U.S. federal and state income tax purposes and is not directly subject to U.S. federal and state income taxes. It is possible that the Aggregator may be considered a publicly traded partnership and not meet the qualifying income exception in certain years. In such a scenario, the Aggregator would be treated as a publicly traded partnership taxed as a corporation, rather than a partnership. The investors of the Aggregator would be treated as shareholders in a corporation, and the Aggregator itself would become taxable as a corporation for U.S. federal, state, local and/or non-U.S. income tax purposes. The Aggregator would be required to pay income tax at corporate rates on its net taxable income. Additionally, the Aggregator owns a controlling interest in several subsidiaries that are treated as corporations for U.S. and non-U.S. tax purposes (“Aggregator Corporations”) which are subject to U.S. federal, state, local and/or non-U.S. income taxes.

To the extent investments made by the non-U.S. subsidiaries are engaged in a U.S. trade or business, the subsidiaries will generally be subject to a U.S. federal income tax of 21% of its share of taxable income effectively connected with the conduct of a U.S. trade or business and may be subject to additional branch profits tax of 30% of its share of effectively connected earnings and profits, adjusted as provided by law. The subsidiaries may also be subject to state, local and/or non-U.S. income tax.

MIF Cayman, L.P.

Notes to Condensed Consolidated Financial Statements

5. Net Assets

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

6. Related Party Transactions

Aggregator Partnership Agreement

The General Partner has exclusive authority to manage and control the business and affairs of the Aggregator, including responsibility for the day-to-day operations of the Aggregator. The responsibilities of the General Partner are set out in the Aggregator Partnership Agreement.

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

During the three months ended June 30, 2026, the Aggregator acquired investments from affiliates at a cost of $13,433,580. Additionally, the Aggregator made further investment into an affiliated fund of $172,716,294.

Distributions

Pursuant to the Aggregator Partnership Agreement, distributions of cash or other assets are made at the discretion of the General Partner. Distributions generally consist of available cash and are expected to occur at least monthly; however in certain circumstances, the General Partner may elect not to make distributions, including to retain cash for partnership expenses or reserves.

Distributions from each underlying investment are generally made to limited partners which include MAM-Managed Entities and their affiliates, on a pro rata basis.

For the three months ended June 30, 2026, the Aggregator distributed $30,877,179 to MAM-Managed Entities and their affiliates.

7. Commitments and Contingencies

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

As of June 30, 2026 and March 31, 2026, the Aggregator had unfunded commitments of $566,746,175 and $492,598,433, respectively, to existing investments which are generally due upon demand. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments and capital commitments to investment funds that have not yet

MIF Cayman, L.P.

Notes to Condensed Consolidated Financial Statements

been called. Commitments are expected to be funded by available cash and cash generated from capital contributions and investment sale realizations. The Aggregator expects to continue making fund commitments in the future and, at times, reevaluate commitments to existing vehicles.

8. Financial Highlights

The following expenses and net investment income (loss) ratios for the three months ended June 30, 2026 are calculated as a percentage of average Limited Partners’ capital and are calculated for the Limited Partner class taken as a whole. The computation of such ratios based on the amount of expenses and net investment income (loss) assessed to an individual Limited Partners’ capital account may vary from these ratios based on the timing of its entry into the Aggregator.

Three Months Ended June 30, 2026
Total Return (Limited Partners)(a)	8.09%

Ratio to average Limited Partners
Total expenses(b)	0.02%
Total net investment income (loss)(b)	1.33%

(a)
Total return is measured based on the beginning Net Asset Value adjusted for cash flows related to capital contributions or withdrawals during the period. Returns are geometrically linked based on the timing cash flows during the period.
(b)
Ratios are not annualized.

9. Subsequent Events

The General Partner has performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and has determined that there were no subsequent events requiring adjustment or additional disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and the related notes of Macquarie Infrastructure Fund, L.P. and the unaudited condensed consolidated financial statements and the related notes of MIF Cayman, L.P., both included within this Quarterly Report on Form 10-Q. The investment activities of Macquarie Infrastructure Fund, L.P. are carried out through the Aggregator, a non-consolidated affiliate of the Fund. As such, in this discussion and analysis, we believe it is important to present information for both the Fund and the Aggregator. The unaudited condensed financial statements of each entity are presented in “Part I. Item 1. Financial Statements” of this document and for information related to the principles of consolidation see “Critical Accounting Policies and Estimates “and “Principles of Consolidation”.

This discussion contains forward-looking statements and actual results may differ materially from those contained in or implied by any forward-looking statements. As used herein, the “Fund,” “we,” “us,” and “our” collectively refer to Macquarie Infrastructure Fund, L.P., and “MIF US” refers to the Fund, together with its consolidated subsidiaries, and may include MIF TE Feeder, L.P. (the “Feeder”), one or more entities through which the General Partner or any of its affiliates may, in its sole discretion, cause the Fund to hold certain investments, directly or indirectly (“Intermediate Entities”) and any parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Fund (“Parallel Funds”).

Overview

The Fund was organized on June 20, 2025 as a limited partnership under the laws of the State of Delaware. The Fund is a private fund exempt from registration as an investment company under Section 3(c)(7) of the 1940 Act. The Fund is considered an investment company under the accounting principles generally accepted in the United States of America (“GAAP”) and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”).

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

As of June 30, 2026, the portfolio comprises 12 infrastructure equity investments and 3 infrastructure debt investments. As of June 30, 2026, the Fund’s transactional NAV is $105,613,717.

Recent Developments

During the period ended June 30, 2026, global economic conditions remained mixed across regions. Growth of the U.S. economy was supported by continued investment in technology, data centers, energy infrastructure, and semiconductor-related activity. Inflationary pressures increased in recent months, influenced in part by higher energy prices, contributing to higher long-term interest rates. Central bank responses varied by jurisdiction, reflecting local economic conditions, with markets continuing to monitor the outlook for monetary policy and interest rates. Overall, global trade and investment activity remained resilient despite ongoing geopolitical and macroeconomic uncertainties.

Results of Operations

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

Revenues for the three months ended June 30, 2026 were $148,626. For the comparative period from June 20, 2025 (Date of Incorporation) to June 30, 2025, no revenue was incurred. Revenue was primarily attributable to (i) dividends received from certain portfolio investments, reflecting a combination of operating performance, cash generation and the timing of dividends at the portfolio company level, which were subsequently passed through to investors, and (ii) income earned on cash and cash equivalents.

Expenses

Organizational Expenses

Organizational expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the three months ended June 30, 2026, the Fund incurred organizational expenses of $1,952, which have been recorded as an expense on the Condensed Statements of Operations. As of June 30, 2026 and March 31, 2026, organizational expenses payable amounting to $1,385,106 and $1,383,154, respectively, are included within organizational expenses and offering costs payable in the Condensed Statements of Assets and Liabilities.

Offering Costs

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement and costs in connection with the continuous offering of Units of the Fund. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months. For the three months ended June 30, 2026, the Fund recognized amortization of offering costs of $636,535. As of June 30, 2026 and March 31, 2026, the remaining unamortized balance of $1,089,168 and $1,557,033, respectively is included within deferred offering costs, in the Condensed Statements of Assets and Liabilities. As of June 30, 2026 and March 31, 2026, offering costs payable amounting to $2,588,670 and $2,420,000, respectively, are included within organizational expenses and offering costs payable in the Condensed Statements of Assets and Liabilities.

Professional Fees

Professional fees include, but are not limited to, administrative, audit, tax, and legal fees. For the three months ended June 30, 2026, the Fund incurred professional fees of $745,096, which is included in the $2,620,401 professional fees payable as of June 30, 2026. For the comparative period from June 20, 2025 (Date of Incorporation) to June 30, 2025, the Fund did not incur any professional fees. As of March 31, 2026, professional fees payable were $1,852,386.

Unrealized Gain (Loss) on Investments

The Fund generates income primarily from its investment in the Aggregator. The Fund has an interest of 6.80% and 1.24% in the Aggregator as of June 30, 2026 and March 31, 2026, respectively. For the three months ended June 30, 2026, the Aggregator generated a net increase in net assets resulting from operations of $88,311,944, which resulted in the Fund recognizing a net change in unrealized gain (loss) on investments of $3,733,656. For the comparative period from June 20, 2025 (Date of Incorporation) to June 30, 2025, there were no net changes in unrealized gain (loss) on investments. There were no net realized gains or losses from the investment in the Aggregator for the three months ended June 30, 2026 and for the period from June 20, 2025 (Date of Incorporation) to June 30, 2025. Key drivers of the results of operations of the Aggregator are discussed below.

Aggregator Income, Expenses and Net Realized and Unrealized Gain (Loss) on Investments and Translation of Assets and Liabilities in Foreign Currencies

The Aggregator generates income from investments in infrastructure investments, including dividends on investments. The Aggregator also generates interest income from investments in debt and other securities.

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

Aggregator Net Investment Income (Loss)

For the three months ended June 30, 2026, the Aggregator’s net investment income was $15,961,490. There was no net investment income in the Aggregator for the comparative period as Investment operations commenced on October 31, 2025.

Aggregator Income

For the three months ended June 30, 2026, the Aggregator generated $16,145,802 in total income, of which $8,486,301 and $7,499,274 consisted of dividend income and interest income, respectively. There was no income in the Aggregator for the comparative period as Investment operations commenced on October 31, 2025.

Aggregator Expenses

For the three months ended June 30, 2026, the Aggregator incurred $184,312 in total expenses. There were no expenses in the Aggregator for the comparative period as Investment operations commenced on October 31, 2025.

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

Financial Condition, Liquidity and Capital Resources

As of June 30, 2026 and March 31, 2026, the Fund had total assets of $108,415,401 and $13,210,148, respectively, mostly comprising the Fund’s investment in the Aggregator. As of June 30, 2026 and March 31, 2026, the Aggregator had total assets of $1,383,989,030 and $895,959,930, respectively, mostly comprising the Aggregator’s investments.

As of June 30, 2026 and March 31, 2026, the Fund had total liabilities of $8,579,244 and $6,093,704, respectively, which was driven by operational expenses for commencing and maintaining the Fund. As of June 30, 2026 and March 31, 2026, the Aggregator had total liabilities of $481,225 and $1,193,061, respectively, comprising accrued fees and expenses payable.

We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities which are then invested into the Aggregator.

Our primary use of cash will be for (i) making alternative infrastructure and infrastructure related investments, (ii) the cost of operations (including the management fee and performance allocation), (iii) debt service of any borrowings, (iv) periodic redemptions, including under the Redemption Program (as described in “Item 1. Financial Statements —Notes to the Condensed Financial Statements— Note 5. Net Assets”), and (v) cash distributions to investors.

Cash Flows

As of June 30, 2026, the Fund’s cash and cash equivalents and the continuous offering of Units are expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Units.

As of June 30, 2026 and March 31, 2026, the Fund had $2,168,431 and $342,030 in cash and cash equivalents, respectively, including net proceeds from the continuous private offering of Units, which we expect to be sufficient to conduct operations in the near term. See “Item 1. Financial Statements —Notes to the Condensed Financial Statements—Note 7. Commitments and Contingencies” for quantitative details on future commitments to new and existing investments.

As of June 30, 2026, the Aggregator had $9,617,687 in cash and cash equivalents which we expect to be sufficient to conduct operations in the near term.

As of June 30, 2026, the Aggregator had total commitments of $1,700,048,428 to investments. As of June 30, 2026, the Aggregator had unfunded commitments of $566,746,175 to existing investments which are generally due upon demand. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments and capital commitments to investment funds that have not yet been called. Commitments are expected to be funded by available cash and cash generated from capital contributions and investment sale realizations. The Aggregator expects to continue making fund commitments in the future and, at times, reevaluate commitments to existing vehicles.

Transactional Net Asset Value

The Fund calculates its transactional NAV per Unit in accordance with the Fund’s valuation policies and procedures. Transactional NAV is the price at which the Fund sells and redeems its Units and serves as a basis for certain fees incurred by the Fund. The Adviser also evaluates changes to transactional NAV to monitor fund performance. Transactional NAV is based on the month-end values of its investments and the deduction of any liabilities, including certain fees and expenses, in all cases as determined in accordance with the Fund’s valuation policy. Certain contingent tax liabilities may not be recognized as a reduction to transactional NAV if the General Partner reasonably expects such liabilities will not be recognized upon divestment of the underlying investment.

June 30, 2026
Components of the Fund’s Transactional Net Asset Value
Investment in affiliated fund	$94,055,758
Investments	9,845,036
Due from the Adviser	2,892,952
Cash and cash equivalents	2,168,431
Derivatives assets, at fair value	1,138,065
Prepaid assets	72,396
Interest receivable	45,017
Due from Affiliate	1,530
Professional fees payable	(2,620,401)
Payable for investments purchased	(1,496,125)
Accounts payable and accrued expenses	(219,304)
Promissory notes	(110,000)
Administration fees payable	(93,750)
Derivative liabilities, at fair value	(65,580)
Performance allocation payable	(308)
Transactional Net Asset Value	$105,613,717

The transactional NAV per Unit for each class of the Fund was as follows:

	June 30, 2026
	Transactional NAV per Unit	Number of units
Class E	$29.70	3,554,752
Class I	$28.64	1,917

The following table reconciles GAAP Net Asset Value to the Fund’s transactional NAV.

June 30, 2026
GAAP Net Asset Value	$99,836,157
Adjustments
Organizational expenses	1,408,606
Offering expenses	1,499,502
Specified Expenses (a)	2,869,452
Transactional Net Asset Value	$105,613,717

(a)
Specified Expenses as defined in “Item 1. Financial Statements —Notes to the Condensed Financial Statements—Note 6. Related Party Transactions.”

Critical Accounting Policies and Estimates

The preparation of the condensed financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of income and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates and assumptions.

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

As the investment in and operations of the Aggregator are an integral part of the Fund’s condensed financial statements, two sets of financial statements are included in this report, one for the Fund and one for the Aggregator. Barring a significant change to the activities and structure of the Aggregator, we do not expect this consolidation conclusion and the resulting presentation to change.

Recent Accounting Pronouncements

See “Item 1. Financial Statements —Condensed Financial Statements of Macquarie Infrastructure Fund, L.P.—Notes to the Condensed Financial Statements—Note 2. Summary of Significant Accounting Policies” and “Item 1. Financial Statements —Condensed Consolidated Financial Statements of MIF Cayman, L.P.—Notes to Condensed Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond June 30, 2026, see “Item 1. Financial Statements —Condensed Financial Statements of Macquarie Infrastructure Fund, L.P.—Notes to the Condensed Financial Statements—Note 7. Contingent Liabilities and Commitments” and “Item 1. Financial Statements —Condensed Consolidated Financial Statements of MIF Cayman, L.P.—Notes to the Condensed Consolidated Financial Statements—Note 7. Commitments and Contingencies.”

Related Parties

The Fund and the Aggregator may engage in transactions with affiliates of Macquarie, including entities managed or advised by MAM-Managed Entities.

Macquarie, MAM-Managed Entities and their affiliates may hold or acquire assets and contribute or sell such assets to the Fund, the Aggregator or their subsidiaries. These transfers may occur in kind, from Macquarie, a MAM-Managed Entity or any of their affiliates, at FMV, at cost or otherwise at cost plus roll forward, in each case as determined by the Adviser, plus related expenses, including transaction costs and a risk or similar premium. See “Item 1. Financial Statements —Condensed Financial Statements of Macquarie Infrastructure Fund, L.P. —Notes to the Condensed Financial Statements—Note 6. Related Party Transactions” and “Item 1. Financial Statements —Condensed Consolidated Financial Statements of MIF Cayman, L.P.—Notes to the Condensed Financial Statements—Note 6. Related Party Transactions” for details of the Fund’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks.

Fair Value Risk

We are subject to financial market risks, including changes in fair values and interest rates. We invest primarily in alternative infrastructure and infrastructure-related investments. Many of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board of Directors in accordance with the Fund’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the types of investments we make.

Exchange Rate Risk

The Fund and the Aggregator hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The Fund and the Aggregator manage exposure to investments in foreign currencies by hedging such risks. As of June 30, 2026, the Fund and the Aggregator held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of June 30, 2026, a 10% decline in the exchange rates between the U.S. dollar and all other foreign currencies in which certain portfolio companies are denominated would result in a decline in net assets resulting from operations of $3,534,826, if not offset by other factors.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any pending material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2026. As of June 30, 2026, there have been no material changes from the risk factors set forth in “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended March 31, 2026. The risks described in our Annual Report on Form 10-K for the year ended March 31, 2026 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

All sales of unregistered securities during the three months ended June 30, 2026 were previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Part IV.

Item 6. Exhibits

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

* Filed herewith.

** Furnished herewith.

The agreements and other documents filed as exhibits to this Quarterly Report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2026

Macquarie Infrastructure Fund, L.P.

/s/ Christopher Frost
Name: Christopher Frost
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Sue Sekar
Sue Sekar, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)