Form 10-Q
period 2026-09-30
Macquarie Infrastructure Fund, L.P.
filed 2026-11-13
CIK 2079966

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-56772

Macquarie Infrastructure Fund, L.P.

(Exact name of registrant as specified in charter)

Delaware	39-2908652
(State or other jurisdiction of incorporation or registration)	(I.R.S. Employer Identification No.)

660 Fifth Avenue New York, NY	10103
(Address of principal executive offices)	(Zip Code)

212-231-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

As of November 13, 2026, the registrant had the following limited partnership units outstanding: 136,188 Class I Units, no Class D Units, 4,396,642 Class E Units and no Class S Units. Units outstanding exclude November 2, 2026 subscriptions since the issuance price for such units has not been finalized at this time.

		Page

Part I.	Financial Information	1

Item 1.	Financial Statements (Unaudited):

	Unaudited Condensed Financial Statements of Macquarie Infrastructure Fund, L.P.

	Condensed Statements of Assets and Liabilities as of September 30, 2026 and March 31, 2026	1

	Condensed Statements of Operations for the Three and Six Months Ended September 30, 2026, and for the Three Months Ended September 30, 2025, and for the Period from June 20, 2025 (Date of Incorporation) to September 30, 2025	2

	Condensed Statements of Changes in Net Assets for the Three and Six Months Ended September 30, 2026, and for the Three Months Ended September 30, 2025, and for the Period from June 20, 2025 (Date of Incorporation) to September 30, 2025	3

	Condensed Statements of Cash Flows for the Six Months Ended September 30, 2026 and for the Period from June 20, 2025 (Date of Incorporation) to September 30, 2025	4

	Condensed Schedules of Investments as of September 30, 2026 and March 31, 2026	5

	Notes to the Condensed Financial Statements	6

	Unaudited Condensed Consolidated Financial Statements of MIF Cayman, L.P.	21

	Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2026 and March 31, 2026	22

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2026	23

	Condensed Consolidated Statements of Changes in Net Assets for the Three and Six Months Ended September 30, 2026	24

	Condensed Consolidated Statement of Cash Flows for the Six Months Ended September 30, 2026	25

	Condensed Consolidated Schedules of Investments as of September 30, 2026 and March 31, 2026	26

	Notes to the Condensed Consolidated Financial Statements	29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

Part II.	Other Information	46

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

Signatures		49

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
•
the term “Parallel Funds” refers to one or more parallel vehicles established by, or at the direction of, the General Partner or any affiliate thereof to invest alongside the Fund, but excluding MIF International; and
•
the term “Investors” or “Unitholders” refers to holders of our limited partnership units (the “Units”). There are four classes of Units available to Fund Investors: Class I Units (the “Class I Units”), Class D Units (the “Class D Units”), Class E Units (the “Class E Units”) and Class S Units (the “Class S Units”) (each a “Class”).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Macquarie Infrastructure Fund, L.P.

Macquarie Infrastructure Fund, L.P.

Condensed Statements of Assets and Liabilities (Unaudited)

(Dollars in Thousands, Except Unit Data)

	September 30, 2026	March 31, 2026
Assets
Investments in affiliated fund, at fair value (cost of $120,289 and $9,805, respectively)	$127,036	$11,074
Investments, at fair value (cost of $8,768 and $50, respectively)	8,718	50
Cash and cash equivalents	1,657	342
Derivative assets, at fair value	843	56
Deferred offering costs, net	583	1,557
Interest receivable	29	-
Prepaid expenses	22	130
Due from Affiliates	1	1
Total assets	$138,889	$13,210
Liabilities
Organizational expenses and offering costs payable to affiliate	$3,557	$-
Professional fees payable	1,655	1,852
Organizational expenses and offering costs payable	519	3,803
Accounts payable and accrued expenses	169	228
Promissory notes, at fair value	110	110
Derivative liabilities, at fair value	94	38
Administration fees payable	63	63
Performance allocation payable	13	0
Total liabilities	$6,180	$6,094

Commitments and contingencies (Note 7)

Net assets
Limited Partnership Units - Class I Units, unlimited Units authorized (104,387 and 110 Units issued and outstanding, respectively)	3,091	2
Limited Partnership Units - Class E Units, unlimited Units authorized (4,396,642 and 420,000 Units issued and outstanding, respectively)	129,618	7,114
Total net assets	$132,709	$7,116

Total net assets and liabilities	$138,889	$13,210

A zero balance may reflect actual amounts rounding to less than one thousand.

The accompanying notes are an integral part of these condensed financial statements.

Macquarie Infrastructure Fund, L.P.

Condensed Statements of Operations (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Six Months Ended September 30, 2026	June 20, 2025 (Date of Incorporation) to September 30, 2025
	2026	2025
Income
Dividend income	$4,368	$-	$4,496	$-
Interest income	158	-	178	-
Total income	$4,526	$-	$4,674	$-

Expenses
Deferred offering costs amortization	672	-	1,309	-
Professional fees	603	191	1,348	191
Director fees	55	-	110	-
Organizational expenses	52	714	54	714
Administration fees	28	-	63	-
Performance allocation	13	-	13	-
Management fees	6	-	7	-
Interest expense	4	-	7	-
Other expenses	166	-	348	-
Total expenses	$1,599	$905	$3,259	$905
Management fees waived	(6)	-	(7)	-
Reimbursement from the Adviser	-	(905)	-	(905)
Net expenses	$1,593	$-	$3,252	$-
Net investment income (loss)	$2,933	$-	$1,422	$-
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies
Net realized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	599	-	491	-
Net change in unrealized gain (loss) on investments	1,695	-	5,429	-
Net change in unrealized gain (loss) on derivatives	(323)	-	732	-
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(6)	-	(6)	-
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	$1,965	$-	$6,646	$-
Net increase (decrease) in net assets resulting from operations	$4,898	$-	$8,068	$-

The accompanying notes are an integral part of these condensed financial statements.

Macquarie Infrastructure Fund, L.P.

Condensed Statements of Changes in Net Assets (Unaudited)

(Dollars in Thousands)

	General Partner	Limited Partner	Class I	Class E	Total
Net assets as of June 30, 2026	$-	$-	$54	$99,782	$99,836
Proceeds from Units issued	-	-	2,975	25,000	27,975
Net investment income (loss)	-	-	40	2,893	2,933
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	-	-	22	1,943	1,965
Net assets as of September 30, 2026	$-	$-	$3,091	$129,618	$132,709

Net assets as of June 30, 2025	$-	$-	$-	$-	$-
Capital contribution	1	1	-	-	2
Net assets as of September 30, 2025	$1	$1	$-	$-	$2

Net assets as of March 31, 2026	$-	$-	$2	$7,114	$7,116
Proceeds from Units issued	-	-	3,025	114,500	117,525
Net investment income (loss)	-	-	39	1,383	1,422
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	-	-	25	6,621	6,646
Net assets as of September 30, 2026	$-	$-	$3,091	$129,618	$132,709

Net assets as of June 20, 2025 (Date of Incorporation)	$-	$-	$-	$-	$-
Capital contribution	1	1	-	-	2
Net assets as of September 30, 2025	$1	$1	$-	$-	$2

The accompanying notes are an integral part of these condensed financial statements.

Macquarie Infrastructure Fund, L.P.

Condensed Statements of Cash Flows (Unaudited)

(Dollars in Thousands)

	Six Months Ended September 30, 2026	June 20, 2025 (Date of Incorporation) to September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,068	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net realized (gain) loss on investments, derivatives and translation of assets and liabilities in foreign currencies	(491)	-
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	6	-
Net change in unrealized (gain) loss on investments	(5,429)	-
Net change in unrealized (gain) loss on derivatives	(732)	-
Purchase of investments	(62,690)	-
Purchase of investments in affiliated funds	(110,484)
Proceeds from investments	54,484	-
Change in operating assets:
Deferred offering costs	974	(1,127)
Prepaid expenses	108	-
Due from Affiliates	-	(905)
Interest receivable	(29)	-
Change in operating liabilities:
Organizational expenses and offering costs payable	(3,284)	1,841
Organizational expenses and offering costs payable to affiliate	3,557	-
Professional fees payable	(197)	191
Accounts payable and accrued expenses	(59)	-
Performance allocation payable	13	-
Net cash provided by (used in) operating activities	$(116,185)	$-
Cash flows from financing activities:
Proceeds from Units issued	117,525	2
Net cash provided by (used in) financing activities	$117,525	$2
Effect of exchange rate changes on cash and cash equivalents	$(25)	$-
Net increase in cash and cash equivalents	$1,315	$2
Cash and cash equivalents at the beginning of the period	342	-
Cash and cash equivalents at the end of the period	$1,657	$2
Supplemental disclosure of cash flow information
Cash paid for interest	$7	$-

The accompanying notes are an integral part of these condensed financial statements.

Macquarie Infrastructure Fund, L.P.

Condensed Schedules of Investments (Unaudited)

(Dollars in Thousands, Except Percentages)

		September 30, 2026
Name of Investment	Type of Investment	Geography	Industry	Fair Value	Fair Value as a Percentage of Net Assets
Investments in affiliated fund
MIF Cayman, L.P. (1)	LP interest	Various	Various	$126,982	95.68%
MIF PC Blocker, LLC (2)	Equity investment	Americas	Various	54	0.04%
Total investments in affiliated fund				$127,036	95.72%
Investments
Treasury Bills	Government bonds	Various	N/A	$8,718	6.57%
Total investments				$8,718	6.57%
Total investments in affiliated fund and investments (Cost: Americas $52, Various $129,005)				$135,754	102.29%
Derivative instruments
Foreign currency forward contracts	Forward Contract	N/A	N/A	$749	0.56%
Total derivative instruments (Cost: $-)				$749	0.56%

		March 31, 2026
Name of Investment	Type of Investment	Geography	Industry	Fair Value	Fair Value as a Percentage of Net Assets
Investments in affiliated fund
MIF Cayman, L.P. (1)	LP interest	Various	Various	$11,074	155.61%
Total investments in affiliated fund				$11,074	155.61%
Investments
Treasury Bills	Government bonds	Americas	N/A	$50	0.70%
Total investments				$50	0.70%
Total investments in affiliated fund and investments (Cost: Americas $50, Various $9,805)				$11,124	156.31%
Derivative instruments
Foreign currency forward contracts	Forward Contract	N/A	N/A	$18	0.25%
Total derivative instruments (Cost: $-)				$18	0.25%

Fair Value as a Percentage of Net Assets may not add due to rounding.

(1)
The Fund had an interest of 7.37% and 1.24% in MIF Cayman, L.P. as of September 30, 2026 and March 31, 2026, respectively.
(2)
As of September 30, 2026, the Fund directly held 5% of the equity interest in MIF PC Blocker, LLC.

The accompanying notes are an integral part of these condensed financial statements.

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

(Dollars in Thousands, except Unit and Per Unit Data, unless otherwise noted)

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

MIF TE Feeder, L.P. (the “Feeder”), a Delaware limited partnership, is a feeder vehicle of the Fund. The Feeder allows certain investors with particular tax characteristics, such as tax-exempt investors and non-U.S. investors, to participate in the Fund in a more efficient manner. The Feeder’s investment in the Fund represented 0.11% of the Fund’s net asset value at September 30, 2026.

Investment operations commenced on October 31, 2025 (the “Initial Closing Date”), when the Fund first sold Class E Units and began investing.

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

Basis of Presentation

The Fund’s condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Fund’s condensed financial statements and related financial information have been prepared pursuant to the requirements of Regulation S-X. The Condensed Statement of Assets and Liabilities as of March 31, 2026, was derived from the audited annual financial statements. The condensed financial statements as of and for the period ended September 30, 2026, including these notes, are unaudited. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed financial statements are fairly stated and that estimates made in preparing its condensed financial statements are reasonable and prudent. The Fund is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

(Dollars in Thousands, except Unit and Per Unit Data, unless otherwise noted)

Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The functional currency of the Fund is the United States (“U.S.”) dollar and these condensed financial statements have been prepared in that currency. These condensed financial statements should be read in conjunction with the audited financial statements included in the Fund’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC.

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

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

(Dollars in Thousands, except Unit and Per Unit Data, unless otherwise noted)

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

Promissory notes are valued using a discounted cash flow approach. The significant unobservable input is the market yield, which the Adviser has determined to be consistent with the 12% contractual rate, as there have been no changes in market conditions or the Fund’s credit profile since issuance that would indicate a different market yield.

The following tables summarize the valuation of the Fund’s investments by the fair value hierarchy levels:

	September 30, 2026
	Level 1	Level 2	Level 3	NAV	Total
Assets
MIF Cayman, L.P.	$-	$-	$-	$126,982	$126,982
MIF PC Blocker, LLC	-	-	-	54	54
Government bonds	8,718	-	-	-	8,718
Total investments	$8,718	$-	$-	$127,036	$135,754

Derivative assets	-	843	-	-	843
Total	$8,718	$843	$-	$127,036	$136,597

Liabilities
Promissory notes	$-	$-	$110	$-	$110
Derivative liabilities	-	94	-	-	94
Total	$-	$94	$110	$-	$204

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

(Dollars in Thousands, except Unit and Per Unit Data, unless otherwise noted)

	March 31, 2026
	Level 1	Level 2	Level 3	NAV	Total
Assets
MIF Cayman, L.P.	$-	$-	$-	$11,074	$11,074
Government bonds	50	-	-	-	50
Total investments	$50	$-	$-	$11,074	$11,124

Derivative assets	-	56	-	-	56
Total	$50	$56	$-	$11,074	$11,180

Liabilities
Promissory notes	$-	$-	$110	$-	$110
Derivative liabilities	-	38	-	-	38
Total	$-	$38	$110	$-	$148

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value:

	Level 3 Financial Liability at Fair Value
	Three Months Ended September 30, 2026	Six Months Ended September 30, 2026
	Promissory Notes
Balance, beginning of period	$110	$110
Issuance	-	-
Balance, end of period	$110	$110
Changes in unrealized gain (loss) included in earnings related to financial liabilities still held at the reporting date	$-	$-

For the comparative period from June 20, 2025 (Date of Incorporation) to September 30, 2025, the Fund did not issue any promissory notes.

There were no transfers of investments into or out of Level 3 of the fair value hierarchy during the three and six months ended September 30, 2026, and for the period from June 20, 2025 (Date of Incorporation) to September 30, 2025.

Government Bonds

The Fund recognizes government bonds at fair value. Interest on government bonds is recognized on an accrual basis and included in interest income on the Condensed Statements of Operations. Realized gains and losses on government bonds represent the difference between sale proceeds and the investment’s carrying value at the time of disposition. Unrealized gain or loss represents the change in fair value of government bonds during the period. Realized gains or losses and unrealized gains or losses are recorded within net realized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies and net change in unrealized gain (loss) on investments, respectively, on the Condensed Statements of Operations.

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

(Dollars in Thousands, except Unit and Per Unit Data, unless otherwise noted)

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

On December 1, 2025, in connection with the offering of Class I Units, the Fund issued a series of promissory notes (the “Notes”) with a principal amount of $110. The Notes bear interest at a fixed rate of 12% per annum, payable semi-annually in arrears, and mature 30 years from the date of issuance.

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

The tables below summarize the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value amount of the foreign exchange contracts:

	September 30, 2026
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Derivative instruments
Foreign currency forward contracts (AUD)	$51,439	$300	$-	$-
Foreign currency forward contracts (EUR)	14,071	74	2,728	18
Foreign currency forward contracts (GBP)	75,798	469	13,204	76
Total	$141,308	$843	$15,932	$94

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

(Dollars in Thousands, except Unit and Per Unit Data, unless otherwise noted)

	March 31, 2026
	Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value
Derivative instruments
Foreign currency forward contracts (AUD)	$26	$0	$3,075	$32
Foreign currency forward contracts (EUR)	1,780	13	287	3
Foreign currency forward contracts (GBP)	4,705	43	1,326	3
Total	$6,511	$56	$4,688	$38

As of September 30, 2026, the derivative instruments had maturity dates of October 7, 2026, November 4, 2026 and November 6, 2026. As of March 31, 2026, the derivative instruments had a maturity date of May 5, 2026.

The table below summarizes the impact to the Condensed Statements of Operations from derivative instruments:

	Three Months Ended September 30, 2026	Six Months Ended September 30, 2026
Derivative instruments
Realized gains (losses)	$624	$513
Net change in unrealized gain (loss) on derivatives	(323)	732
Foreign currency forward contracts	$301	$1,245

For the comparative period from June 20, 2025 (Date of Incorporation) to September 30, 2025, the Fund did not enter into any foreign currency forward contracts.

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

Under the Fund’s distribution reinvestment plan, distributions paid by the Fund, if any, will be automatically reinvested in additional Units unless an Investor elects not to reinvest in Units. Generally, whether an Investor takes a distribution in cash or Units, should not affect whether the Investor is subject to incremental tax at the time of such distribution, however, in certain cases a distribution of cash may result in taxation. Investors may opt out from the automatic reinvestment of distributions in Units initially and thereafter may change their election at any time. Units from reinvestment will be issued at their transactional NAV. There is no sales charge or other charge for reinvestment, although a monthly fee out of the net assets for Class S Units and Class D Units at the annual rate of 0.85% and 0.25% of the NAV of Class S Units and Class D Units, respectively, is accrued as of the last day of each calendar month (before any redemptions of Class S Units or Class D Units) (the “Distribution and/or Servicing Fee”), as applicable. The Fund reserves the right to suspend or limit at any time the ability of Investors to reinvest distributions in Units.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand, deposits held at call with banks and other short-term investments in an active market with original maturities of three months or less, which are subject to an insignificant risk of change in value. As of

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

(Dollars in Thousands, except Unit and Per Unit Data, unless otherwise noted)

September 30, 2026 and March 31, 2026, cash of $1,657 and $342, respectively, was held and there were no cash equivalents or restricted cash.

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

Organizational Expenses

Organizational expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the three and six months ended September 30, 2026, the Fund incurred organizational expenses of $52 and $54, respectively, which have been recorded as organizational expenses on the Condensed Statements of Operations. For the comparative period from June 20, 2025 (Date of Incorporation) to September 30, 2025, the Fund incurred organizational expenses of $714. As of September 30, 2026 and March 31, 2026, organizational expenses payable amounting to $1,321 and $1,383, respectively, are included within organizational expenses and offering costs payable and organizational expenses and offering costs payable to affiliate on the Condensed Statements of Assets and Liabilities.

Offering Costs

Offering costs include registration fees and legal fees regarding the preparation of the offering memorandum and costs in connection with the continuous offering of Units of the Fund. Offering costs are recognized as a deferred charge and amortized on a straight-line basis over 12 months. For the three and six months ended September 30, 2026, the Fund recognized deferred offering costs amortization of $672 and $1,309, respectively, in the Condensed Statements of Operations. For the three and six months ended September 30, 2026, the Fund incurred additional offering costs of $166 and $335, respectively, which have been recorded as an increase to deferred offering costs. For the comparative period from June 20, 2025 (Date of Incorporation) to September 30, 2025, the Fund incurred offering costs of $1,127 which was paid on behalf of the Fund by an affiliate of the Adviser. As of September 30, 2026 and March 31, 2026, the offering amounts of $583 and $1,557, respectively, are included

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

(Dollars in Thousands, except Unit and Per Unit Data, unless otherwise noted)

within deferred offering costs in the Condensed Statements of Assets and Liabilities. As of September 30, 2026 and March 31, 2026, offering costs payable amounting to $2,755 and $2,420, respectively, are included within organizational expenses and offering costs payable and organizational expenses and offering costs payable to affiliate on the Condensed Statements of Assets and Liabilities.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The ASU requires investment companies to consider contractual sale restrictions when measuring the fair value of equity securities and to disclose the amount of the discount attributable to those restrictions. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods, which for the Fund is the fiscal year beginning April 1, 2028. Early adoption is permitted on or after September 9, 2026, and the ASU is applied prospectively. The Fund is currently evaluating the impact of adopting this guidance on its financial statements and disclosures.

3. Investment in the Aggregator

The Fund recognizes dividend income from the Aggregator on the record date of distributions. The Fund had an interest of 7.37% and 1.24% in the Aggregator as of September 30, 2026 and March 31, 2026, respectively. The remaining interest in the Aggregator is held by MIF International. The Fund’s interest in the Aggregator may result in the Fund indirectly holding investments of the Aggregator that, on a proportional basis, at times may proportionally exceed 5% of the net assets of the Fund. For a listing of investments that may proportionally exceed 5% of the Fund’s net assets, see the Condensed Consolidated Schedule of Investments of the Aggregator. As of September 30, 2026 and March 31, 2026, the Fund had no unfunded commitments.

The Aggregator primarily invests in Eligible Real Assets (as defined in Note 1). As of September 30, 2026 and March 31, 2026, a majority of these investments may not be redeemed at or within three months of the reporting date and certain investments may not be sold without consent of the Aggregator’s general partner. Distributions received will be a result of income and/or sales of underlying assets of each investment; however, an estimate of the period of time over which the underlying assets are expected to be liquidated for such investments cannot be made.

Political developments, natural disasters, public health crises and other events outside of the Fund’s control can adversely, directly and indirectly, impact the Fund and its investments in material respects. The Fund’s investments are subject to various risk factors including market and credit risk, foreign exchange risk, interest rate risk, and risks associated with investing in private equity investments. Additionally, the Fund’s investments are concentrated in certain industries as shown in the Condensed Consolidated Schedule of Investments of the Aggregator. The industry classifications and geographic locations represent the most meaningful presentation of the principal business and location of the investments.

Investing in foreign investments involves currency exchange risk and may involve risks such as expropriation, confiscatory taxation, increases in withholding tax rates, limitations on the use or transfer of the Fund’s assets, imposition of divestiture requirements on non-resident Investors and imposition of currency exchange controls which could affect the Fund’s ability to repatriate assets.

The Fund has a diversified portfolio of liquid assets to meet its liquidity needs. This portfolio includes investments in private funds, and government bonds that are exposed to interest rate risks. As of September 30, 2026, the Fund has not entered into any derivative instruments or other arrangements to hedge an increase in interest rates.

Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows.

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

(Dollars in Thousands, except Unit and Per Unit Data, unless otherwise noted)

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

The Fund files tax returns, where applicable, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Fund is subject to examination by U.S. federal, state, local and non-U.S. jurisdictions, where applicable. As of September 30, 2026, the tax year that remains subject to examination by the major tax jurisdictions under the statute of limitations, or other similar requirements, where applicable, is 2026.

The Fund did not have any unrecognized tax benefits or liabilities resulting from tax positions for the periods ending September 30, 2026 and March 31, 2026. The Fund does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

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

The following table presents transactions in the Units during the three and six months ended September 30, 2026:

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

(Dollars in Thousands, except Unit and Per Unit Data, unless otherwise noted)

	Class I Units	Class E Units	Total
Units Outstanding as of June 30, 2026	1,917	3,554,752	3,556,669
Units Issued	102,470	841,890	944,360
Units Outstanding as of September 30, 2026	104,387	4,396,642	4,501,029

Units Outstanding as of March 31, 2026	110	420,000	420,110
Units Issued	104,277	3,976,642	4,080,919
Units Outstanding as of September 30, 2026	104,387	4,396,642	4,501,029

There were no Units issued for the period from June 20, 2025 (Date of Incorporation) to September 30, 2025.

On July 31, 2025, the General Partner and a Limited Partner contributed $1 each as the Fund’s initial capital contribution. As of September 30, 2025, the General Partner and Limited Partner were the Fund’s only investors.

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

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

(Dollars in Thousands, except Unit and Per Unit Data, unless otherwise noted)

Options to redeem Units commenced in the first full fiscal quarter of 2026. The Fund did not redeem any of its Units for the three and six months ended September 30, 2026. The General Partner may make exceptions to, modify, amend or suspend the Redemption Program if it deems such action to be in the Fund’s best interest and the best interest of Investors.

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

For the three and six months ended September 30, 2026, the Fund recorded performance allocation of $13 and $13, respectively. As of September 30, 2026 and March 31, 2026, $13 and less than $1, respectively, was accrued and payable to the General Partner. For the comparative period from June 20, 2025 (Date of Incorporation) to September 30, 2025, the Fund did not incur any performance allocation.

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

The Management Fee was waived for the first twelve months following the Initial Closing Date. On October 22, 2026, the Fund entered into Amendment No. 1 to the Advisory Agreement (the “Advisory Agreement Amendment”) with the Adviser. Pursuant to the Advisory Agreement Amendment, (i) the Management Fee will be waived in its entirety from the Initial Closing Date through November 30, 2027, (ii) for the period from December 1, 2027 through November 30, 2028, a portion of the Management Fee will be waived so that it equals an annual rate of 1.00% of the NAV, and (iii) beginning on December 1, 2028, the Management Fee will be payable at the annual rate of 1.25% of NAV.

For the three and six months ended September 30, 2026, the Fund recorded management fees of $6 and $7, respectively, which the Adviser has waived. For the comparative period from June 20, 2025 (Date of Incorporation) to September 30, 2025, the

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

(Dollars in Thousands, except Unit and Per Unit Data, unless otherwise noted)

Fund incurred no management fees. The waived management fees are reported in management fees waived on the Condensed Statements of Operations.

Expense Limitation and Reimbursement Agreement

Pursuant to the Expense Limitation and Reimbursement Agreement, for a one-year term beginning on the Initial Closing Date and ending on the one-year anniversary thereof, the Adviser has agreed to forgo an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Fund to the extent necessary so that the Fund’s annual Specified Expenses (as defined below) do not exceed 0.70%, on an annualized basis, of the sum of (a) the Fund’s net asset value as of the last calendar day of each calendar month or as otherwise determined by the Adviser and (b) to the extent deducted in the determination of the Fund’s net asset value as set forth in clause (a), accrued expenses, any accrued/allocated Management Fee, administration fee, Performance Allocation or Distribution and/or Servicing Fee applicable to certain classes, or distributions. Under the Expense Limitation and Reimbursement Agreement, the Fund has agreed to reimburse the amount of any forgone Management Fee and expenses paid, absorbed or reimbursed by the Adviser, when and if requested by the Adviser, within five years from the end of the month in which the Adviser waived, paid, absorbed or reimbursed such fees or expenses, but only if and to the extent that Specified Expenses, on an annualized basis, plus any recoupment, do not exceed 0.70% of the sum of (a) the Fund’s net asset value as of the last calendar day of each calendar month or as otherwise determined by the Adviser and (b) to the extent deducted in the determination of the Fund’s net asset value as set forth in clause (a), accrued expenses, any accrued/allocated Management Fee, administration fee, Performance Allocation or Distribution and/or Servicing Fee applicable to certain classes, or distributions, calculated as of the end of each calendar month on an annualized basis (or, if a lower expense limit under the Expense Limitation and Reimbursement Agreement is then in effect, such lower limit). The Adviser may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated within the one-year period beginning on the Initial Closing Date without the Board of Directors’ consent. For the three and six months ended September 30, 2026, the Fund did not reimburse any Specified Expenses under the Expense Limitation and Reimbursement Agreement.

On October 22, 2026, the Fund entered into the Amended and Restated Expense Limitation and Reimbursement Agreement (the “A&R Expense Limitation Agreement”) with the Adviser, which amended and restated the Expense Limitation Reimbursement Agreement effective October 31, 2025. Under the A&R Expense Limitation Agreement, the Adviser has agreed to extend the period in which it limits certain specified expenses borne by the Fund to a three-year term beginning on the Initial Closing Date. Under the A&R Expense Limitation Agreement, organizational and offering expenses include those of the Feeder, any other feeder funds, Parallel Funds and Intermediate Entities, to the extent not paid by those entities or their investors, but exclude upfront selling commissions, placement fees, subscription fees and the Distribution and/or Servicing Fee.

The Adviser may, in its sole discretion, advance the organizational and offering expenses attributable to the Fund through the third anniversary of the Initial Closing Date. The Fund will be obligated to reimburse the Adviser for all such advanced organizational and offering expenses over the five years following the first anniversary of the Initial Closing Date. The Adviser will determine what organizational and offering expenses are attributable to the Fund, in its sole discretion.

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

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

(Dollars in Thousands, except Unit and Per Unit Data, unless otherwise noted)

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

The FX Service Provider is entitled to a fee calculated at an annual rate of 0.03% of the hedged notional exposure, subject to a minimum annual fee of $50, with such fees accrued monthly and invoiced quarterly. The Fund is also responsible for transaction-related costs incurred in connection with FX hedging activities. For the three and six months ended September 30, 2026, the Fund recognized $13 and $25, respectively, of such fees.

Purchases with related entities

During the three and six months ended September 30, 2026, the Fund made investments in affiliated funds of $31,238 and $110,484, respectively, including an investment of $52 in MIF PC Blocker, LLC during the three months ended September 30, 2026.

Proceeds from Units Issued

During the three months ended September 30, 2026, the Fund did not sell any Units to affiliates of the General Partner. During the six months ended September 30, 2026, the Fund sold Class E Units to affiliates of the General Partner for aggregate consideration of $39,500. The offer and sale of the Class E Units were made as part of the Fund’s continuous private offering and were exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) and Regulation D thereunder.

Feeder

MIF TE Feeder, L.P. is a feeder vehicle for the Fund. The Feeder was established to allow certain Investors with particular tax characteristics, such as tax-exempt Investors and non-U.S. Investors, to participate in the Fund in a more efficient manner. Investors in the Feeder will indirectly bear their pro rata portion of the Management Fee and Performance Allocation paid by the Fund, but such expenses will not be duplicated at the Feeder level.

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

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

(Dollars in Thousands, except Unit and Per Unit Data, unless otherwise noted)

	Six Months Ended
	September 30, 2026
	Class I Units	Class E Units
Per Unit Data
Net Asset Value, beginning of period	$20.91	$16.94
Premium/(Discount) on issuance of Units	8.09	10.72
Net investment income (loss)	0.38	0.31
Net realized and unrealized gain (loss) on investments, derivatives and translation of assets and liabilities in foreign currencies	0.23	1.51
Net increase (decrease) in net assets	0.61	1.82
Net Asset Value, end of period	$29.61	$29.48
Units outstanding, end of period	104,387	4,396,642
Total return based on Net Asset Value (a)	41.61%	74.03%
Ratios to weighted‐average net assets (non-annualized) (c)
Accrued performance allocation	(1.24%)	(0.00%)
Expenses without waivers (b)	(4.16%)	(3.31%)
Management fees waived	0.63%	0.00%
Total expenses	(3.53%)	(3.31%)
Net investment income (loss)	3.77%	1.43%

For the comparative period from June 20, 2025 (Date of Incorporation) to September 30, 2025, the Fund had not received subscriptions or commenced investing activities.

(a)
Total return is calculated as the change in Net Asset Value per Unit during the period, plus distributions per Unit (assuming dividends and distributions are reinvested in accordance with the distribution reinvestment plan) divided by the initial Net Asset Value per Unit. The total return includes the Premium on issuance of Units. This premium represents the difference in NAV as a result of transactional NAV (discussed in Note 5) being higher than the NAV under GAAP. The transactional NAV per Unit is the price at which transactions in the Units are made. The Premium on issuance of Units accounts for 92.99% and 85.49% of the total return for Class I and E Units, respectively.
(b)
Expense ratio includes organizational expenses, professional fees, director fees, administration fees, insurance expense, deferred offering costs amortization, interest expense and other expenses. Class I Units expense ratio includes a Management Fee and Performance Allocation which is a class-specific expense.
(c)
Ratios are not annualized.

9. Subsequent Events

The General Partner has performed an evaluation of subsequent events through the date these condensed financial statements were issued. Other than as disclosed below, there have been no subsequent events that would require disclosure in, or would be required to be recognized in, these condensed financial statements as of September 30, 2026.

Amendment to the Advisory Agreement

On October 22, 2026, the Fund entered into the Advisory Agreement Amendment with the Adviser which amended the Advisory Agreement, as described in Note 6, Related Party Transactions.

Macquarie Infrastructure Fund, L.P.

Notes to the Condensed Financial Statements (Unaudited)

(Dollars in Thousands, except Unit and Per Unit Data, unless otherwise noted)

Amendment to the Expense Limitation Agreement

On October 22, 2026, the Fund entered into the A&R Expense Limitation Agreement with the Adviser, which amended and restated the Expense Limitation Reimbursement Agreement effective October 31, 2025, as described in Note 6, Related Party Transactions.

Unregistered Sale of Units

On October 1, 2026, the Fund sold the following Units of the Fund (with the final number of Units determined on November 02, 2026) to third party investors for cash:

Class	Number of Units Sold	Consideration
Class I	31,800	$950
Total		$950

MIF Cayman, L.P.

MIF Cayman, L.P.

Condensed Consolidated Statements of Assets and Liabilities (Unaudited)
(Dollars in Thousands)

	September 30, 2026	March 31, 2026
Assets
Investments, at fair value (cost $1,318,452 as of September 30, 2026; $763,562 as of March 31, 2026)	$1,506,125	$853,532
Investments in affiliated fund, at fair value (cost $210,574 as of September 30, 2026; $38,683 as of March 31, 2026)	215,566	37,430
Cash and cash equivalents	2,315	4,203
Interest receivable	355	795
Total assets	$1,724,361	$895,960

Liabilities
Professional fees payable	$353	$146
Administration fees payable	89	33
Deferred Tax Liabilities	12	-
Accounts payable and accrued expenses	0	904
Organizational expenses payable	-	110
Total liabilities	$454	$1,193

Commitments and contingencies (Note 8)

Net assets
Limited Partners	1,723,907	894,767
General Partner	-	-
Total net assets	$1,723,907	$894,767

Total net assets and liabilities	$1,724,361	$895,960

A zero balance may reflect actual amounts rounding to less than one thousand.

The accompanying notes are an integral part of these condensed consolidated financial statements

MIF Cayman, L.P.

Condensed Consolidated Statements of Operations (Unaudited) (a)
(Dollars in Thousands)

	Three Months Ended September 30, 2026	Six Months Ended September 30, 2026
Income
Dividend income	$3,323	$11,810
Rebate income	820	980
Interest income	719	8,218
Total income	$4,862	$21,008

Expenses
Professional fees	161	316
Administration fees	28	56
Other expenses	1	2
Total expenses	$190	$374
Net investment income (loss) Before Provision for Taxes	$4,672	$20,634
Provision for Taxes	12	12
Net investment income (loss)	$4,660	$20,622
Net realized and unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies
Net realized gain (loss) on investments and translation of assets and liabilities in foreign currencies	43,338	43,328
Net change in unrealized gain (loss) on investments	35,953	109,104
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(4,036)	(4,827)
Net realized and unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies	$75,255	$147,605
Net increase (decrease) in net assets resulting from operations	$79,915	$168,227

(a) MIF Cayman, L.P. was formed on July 29, 2025 and commenced principal operations on October 31, 2025, and accordingly, there were no operations during the three and six months ended September 30, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements

MIF Cayman, L.P.

Condensed Consolidated Statements of Changes in Net Assets (Unaudited) (a)

(Dollars in Thousands)

	Limited Partners	General Partner	Total
Net assets as of June 30, 2026	$1,383,508	$-	$1,383,508
Capital contributions	418,184	-	418,184
Distributions	(157,700)	-	(157,700)
Net investment income (loss)	4,660	-	4,660
Net realized and unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies	75,255	-	75,255
Net assets as of September 30, 2026	$1,723,907	$-	$1,723,907

Net assets as of March 31, 2026	$894,767	$-	$894,767
Capital contributions	849,490	-	849,490
Distributions	(188,577)	-	(188,577)
Net investment income (loss)	20,622	-	20,622
Net realized and unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies	147,605	-	147,605
Net assets as of September 30, 2026	$1,723,907	$-	$1,723,907

(a) MIF Cayman, L.P. was formed on July 29, 2025 and commenced principal operations on October 31, 2025, and accordingly, there were no operations during the three and six months ended September 30, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements

MIF Cayman, L.P.

Condensed Consolidated Statement of Cash Flows (Unaudited) (a)

(Dollars in Thousands)

Six Months Ended September 30, 2026
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$168,227
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities
Net realized (gain) loss on investments and translation of assets and liabilities in foreign currencies	(43,328)
Net change in unrealized (gain) loss on investments	(109,104)
Net change in unrealized (gain) loss on translation of assets and liabilities in foreign currencies	4,827
Purchase of investments	(849,779)
Proceeds from investments	166,490
Change in operating assets:
Interest receivable	440
Change in operating liabilities:
Accounts payable and accrued expenses	(914)
Organizational expenses payable	(110)
Professional fees payable	207
Administration fees payable	56
Deferred Tax payable	12
Net cash provided by (used in) operating activities	$(662,976)
Cash flows from financing activities:
Capital contributions	849,177
Distributions	(188,577)
Net cash provided by (used in) financing activities	$660,600
Net decrease in cash and cash equivalents	$(2,376)
Effect of exchange rate changes on cash and cash equivalents	$488
Cash and cash equivalents at the beginning of the period	4,203
Cash and cash equivalents at the end of the period	$2,315
Supplemental disclosure of non-cash operating and financing activities
Investments acquired through in-kind contributions	$313

(a) MIF Cayman, L.P. was formed on July 29, 2025 and commenced principal operations on October 31, 2025, and accordingly, there were no operations during the six months ended September 30, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements

MIF Cayman, L.P.

Condensed Consolidated Schedules of Investments (Unaudited)

(Dollars in Thousands)

			September 30, 2026
Name of Investment	Holding entity	Type of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments and investments in affiliated fund
Equity investments (a)
Green energy
Island Green Power (b)	MIF Cooks Holdings S.à r.l.	Equity investment	EMEA	$98,195	5.70%
D. E. Shaw Renewable Investments (c)	MGIF Hobbs Holdings L.P.	Equity investment	Americas	190,651	11.06%
Total Green energy				288,846	16.76%

Utilities and energy
Diamond Infrastructure Solutions (d)	InfraPark CI Blocker LLC	Equity investment	Americas	106,558	6.18%
Southern Water (e)	MSCIF Sandstone Ventures S.à r.l.	Equity investment	EMEA	152,712	8.86%
Last Mile Infrastructure (f)	MGIF Connex Investments S.à r.l.	Equity investment	EMEA	89,375	5.18%
Total Utilities and energy				348,645	20.22%

Digital
Vocus Group (h)	Voyage MAIF3 Consortium Trust	Equity investment	APAC	91,126	5.29%
Applied Digital Corporation (i)	MIP HPC Feeder, L.P.	Equity investment	Americas	278,560	16.16%
Other investments (m)		Equity investment	Americas	48,571	2.82%
Total Digital				418,257	24.27%

Transport
Qube Holdings Limited (k)	MAM Rubik Consortium Pty Limited	Equity investment	APAC	255,287	14.81%
Other investments (m)		Equity investment	EMEA	75,855	4.40%
Total Transport				331,142	19.21%

Other equity investments
Various
Other investments (m)		Equity investment	EMEA	63,515	3.68%
Total Various				63,515	3.68%
Total equity investments (Cost: EMEA $375,394 Americas $551,765, APAC $335,414)				$1,450,405	84.14%
Debt investments (n)
Various
Other investments (m)		Debt investment	Various	55,720	3.23%
Total debt investments (Cost: Various $55,879)				$55,720	3.23%
Total investments (Cost: EMEA $375,394 Americas $551,765, APAC $335,414, Various $55,879)				$1,506,125	87.37%
Investments in affiliated fund
Various
Macquarie Global Infrastructure Fund (USD Feeder) SCSp		LP interest	EMEA	215,566	12.50%
Total investments in affiliated fund (Cost: EMEA $210,574)				$215,566	12.50%
Total investments and investments in affiliated fund (Cost: EMEA $585,968 Americas $551,765, APAC $335,414, Various $55,879)				$1,721,691	99.87%

			March 31, 2026
Name of Investment	Holding entity	Type of Investment	Geography	Fair Value	Fair Value as a Percentage of Net Assets
Investments and investments in affiliated fund
Equity investments (a)
Green energy
Island Green Power (b)	MIF Cooks Holdings S.à r.l.	Equity investment	EMEA	$90,654	10.13%
D. E. Shaw Renewable Investments (c)	MGIF Hobbs Holdings L.P.	Equity investment	Americas	166,496	18.61%
Total Green energy				257,150	28.74%

Utilities and energy
Diamond Infrastructure Solutions (d)	InfraPark CI Blocker LLC	Equity investment	Americas	97,740	10.92%
Southern Water (e)	MSCIF Sandstone Ventures S.à r.l.	Equity investment	EMEA	72,028	8.05%
Total Utilities and energy				169,768	18.97%

Waste
Renewi (g)	MIF Earth Holdings S.à r.l	Equity investment	EMEA	60,285	6.74%
Total Waste				60,285	6.74%

Digital
Vocus Group (h)	Voyage MAIF3 Consortium Trust	Equity investment	APAC	87,951	9.83%
Aligned Data Centers (j)	Aligned Co-Invest Aggregator, L.P.	Equity investment	Americas	183,338	20.49%
Total Digital				271,289	30.32%

Transport
Bristol and Birmingham Airports (l)	MEIF 7 Homecoming Regional Ventures S.à r.l.	Equity investment	EMEA	44,755	5.00%
Total Transport				44,755	5.00%

Other equity investments
Various
Other investments (m)		Equity investment	Various	15,708	1.76%
Total Various				15,708	1.76%

Total equity investments (Cost: EMEA $221,823, Americas $409,773, APAC $81,236, Various $16,771)				$818,955	91.53%
Debt investments (n)
Various
Other investments (m)		Debt investment	Various	34,577	3.86%
Total debt investments (Cost: Various $33,959)				$34,577	3.86%
Total investments (Cost: EMEA $221,823, Americas $409,773, APAC $81,236, Various $50,730)				$853,532	95.39%
Investments in affiliated fund
Various
Macquarie Global Infrastructure Fund (USD Feeder) SCSp		LP interest	EMEA	37,430	4.18%
Total investments in affiliated fund (Cost: EMEA $38,683)				$37,430	4.18%
Total investments and investments in affiliated fund (Cost: EMEA $260,505, Americas $409,773, APAC $81,236, Various $50,730)				$890,962	99.57%

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
(b)
The Aggregator holds an indirect equity interest in Island Green Power through its 40.83% ownership of MGREF 2 Cooks Holdings 2 Limited as of September 30, 2026 and March 31, 2026.
(c)
The Aggregator holds an indirect equity interest in D. E. Shaw Renewable Investments through its 13.29% ownership in MGIF Hobbs Holdings LLC as of September 30, 2026 and March 31, 2026. The Aggregator holds an additional indirect equity interest in D. E. Shaw Renewable Investments through its 39.95% holding in Macquarie Global Infrastructure Fund (USD Feeder) SCSp as of September 30, 2026. The Aggregator holds an additional indirect equity interest in D. E. Shaw Renewable Investments of 2.55% through its 10.76% holding in Macquarie Global Infrastructure Fund (USD Feeder) SCSp as of March 31, 2026.
(d)
The Aggregator holds an indirect equity interest in Diamond Infrastructure Solutions through its 13.28% and 13.60% ownership in InfraPark CI Blocker, LLC as of September 30, 2026 and March 31, 2026, respectively.
(e)
The Aggregator holds an indirect equity interest in Southern Water through its 4.75% and 2.34% ownership in MSCIF Sandstone Ventures S.à r.l. as of September 30, 2026 and March 31, 2026, respectively.
(f)
The Aggregator holds an indirect equity interest in Last Mile Infrastructure through its 13.00% ownership in MGIF Connex Investments S.à r.l. as of September 30, 2026.
(g)
The Aggregator holds an indirect equity interest in Renewi through its 100% ownership in MIF Earth Holdings S.à r.l. as of March 31, 2026.
(h)
The Aggregator holds an indirect equity interest in Vocus Group through its 3.40% ownership in Voyage MAIF3 Consortium Trust as of September 30, 2026 and March 31, 2026.
(i)
The Aggregator holds an indirect equity interest in Applied Digital Corporation through its 47.30% ownership in MIP HPC Feeder, L.P. as of September 30, 2026.
(j)
The Aggregator holds an indirect equity interest in Aligned Data Centers through its 3.74% ownership in Aligned Co-Invest Aggregator, L.P. as of March 31, 2026.
(k)
The Aggregator holds an indirect equity interest in Qube Holdings limited through its 7.30% ownership in MAM Rubik Consortium Pty Limited as of September 30, 2026.
(l)
The Aggregator holds an indirect equity interest in Bristol and Birmingham Airports through its 2.84% ownership in MEIF 7 Homecoming Regional Ventures S.à r.l. as of March 31, 2026.
(m)
There were no single investments included in this category that exceeded 5% of the net assets of the Aggregator.
(n)
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
(Dollars in Thousands except Unit and Per Unit Data, unless otherwise noted)

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

Macquarie Private Markets, SICAV, with respect to its sub‑fund, Macquarie Infrastructure Fund (“MIF International”), and Macquarie Infrastructure Fund, L.P. (the “Fund”) are the only limited partners of the Aggregator. As of September 30, 2026, the Fund and MIF International own 7.37% and 92.63%, respectively, of the Aggregator. MIF Cayman GP, LLC, is the general partner (the “General Partner”) of the Aggregator, with the overall responsibility for oversight of the Aggregator.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The Aggregator’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are fairly stated and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The Aggregator is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The functional currency of the Aggregator is the U.S. dollar and these condensed consolidated financial statements have been prepared in that currency. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Fund’s Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC.

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
(Dollars in Thousands except Unit and Per Unit Data, unless otherwise noted)

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

The Aggregator measures its investment in the affiliated funds at fair value using the net asset value of the affiliated funds. The net asset value of the affiliated funds is considered a practical expedient that represents fair value as (a) the investment does not have a readily determinable fair value because the affiliated funds’ net asset value is not published or the basis for current transactions, (b) the affiliated fund is an investment company and (c) the net asset value of the affiliated fund is calculated in a manner in which all of its investments are reported at fair value as of the measurement date. Changes in the fair value of the Aggregator’s investment in the affiliated fund are presented within net change in unrealized gain (loss) on investments in the Condensed Consolidated Statements of Operations.

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

MIF Cayman, L.P.

Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands except Unit and Per Unit Data, unless otherwise noted)

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

Foreign Currency

The accounting records of the Aggregator are maintained in U.S. dollars. The fair values of assets and liabilities denominated in foreign currency are translated to U.S. dollars based on the current exchange rates at the end of each reporting period. Income and expenses denominated in foreign currencies are translated at current exchange rates when accrued or incurred. The Aggregator includes the effects of foreign currency exchange rate changes on realized and unrealized gains and losses on investments within net realized gain (loss) on investments and translation of assets and liabilities in foreign currencies and net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies, respectively, in the Condensed Consolidated Statements of Operations.

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

Organizational Expenses

Organizational expenses include, among other things, the cost of incorporating the Aggregator and the cost of legal services and other fees pertaining to the Aggregator’s organization. These costs are expensed as incurred. For the three and six months ended September 30, 2026, no organizational expenses were incurred by the Aggregator. As of September 30, 2026 and March 31, 2026, organizational expenses payable amounting to Nil and $110, respectively, are included within organizational expenses and offering costs payable in the Condensed Consolidated Statements of Assets and Liabilities.

Professional Fees

Professional fees include but are not limited to audit, tax, and legal fees. For the three and six months ended September 30,

MIF Cayman, L.P.

Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands except Unit and Per Unit Data, unless otherwise noted)

2026, the Aggregator incurred professional fees of $161 and $316, respectively, which have been recorded as professional fees on the Condensed Consolidated Statements of Operations. As of September 30, 2026 and March 31, 2026, professional fees of $353 and $146, respectively, are included within professional fees payable in the Condensed Consolidated Statements of Assets and Liabilities.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand, deposits held at call with banks and other short-term investments in an active market with original maturities of three months or less, which are subject to an insignificant risk of change in value. As of September 30, 2026 and March 31, 2026, cash of $2,315 and $4,203, respectively, was held and there were no cash equivalents or restricted cash.

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

3.
Investments and Fair Value Measurement

The following tables summarize the valuation of the Aggregator’s investments by the fair value hierarchy levels:

	September 30, 2026
	Level 1	Level 2	Level 3	NAV	Total
Assets
Non-affiliated investments
Equity investments	$-	$-	$1,450,405	-	$1,450,405
Debt investments	-	-	55,720	-	55,720
Total non-affiliated investments	-	-	1,506,125	-	1,506,125
Investments in affiliated fund
Investee funds	-	-	-	215,566	215,566
Total investments	$-	$-	$1,506,125	$215,566	$1,721,691

MIF Cayman, L.P.

Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands except Unit and Per Unit Data, unless otherwise noted)

	March 31, 2026
	Level 1	Level 2	Level 3	NAV	Total
Assets
Non-affiliated investments
Equity investments	$-	$-	$818,955	-	$818,955
Debt investments	-	-	34,577	-	34,577
Total non-affiliated investments	-	-	853,532	-	853,532
Investments in affiliated fund
Investee funds	-	-	-	37,430	37,430
Total investments	$-	$-	$853,532	$37,430	$890,962

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

The Aggregator’s investment in the affiliated funds is generally valued based on the latest NAV reported or provided by the investment adviser or investment manager. NAV as a practical expedient is appropriate if the reported NAV of the investment in affiliated funds is calculated in a manner consistent with the measurement principles applied to investment companies. As of September 30, 2026 and March 31, 2026, the Aggregator measured investments of $215,566, and $37,430, respectively, using NAV as a practical expedient and had no unfunded commitments.

The following tables summarize the quantitative inputs and assumptions used for valuation of investments categorized in Level 3 of the fair value hierarchy as of September 30, 2026 and March 31, 2026:

	September 30, 2026
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted‐ Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity investments	$1,401,834	Discounted Cash Flows	Discount rate	10.0%-17.0%	12.9%	Lower
			Terminal value multiple	1.0x-18.0x	8.6x	Higher
Debt investments	55,720	Discounted Cash Flows	Yield	8.9%-12.7%	11.8%	Lower
Total investments	$1,457,554

MIF Cayman, L.P.

Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands except Unit and Per Unit Data, unless otherwise noted)

	March 31, 2026
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted‐ Average	Impact to Valuation from an Increase in Input
Financial Assets
Investments
Equity investments	$635,617	Discounted Cash Flows	Discount rate	10.0%-15.0%	10.9%	Lower
			Terminal value multiple	1.0x-15.0x	6.0x	Higher
Debt investments	34,577	Discounted Cash Flows	Yield	8.3%-15.6%	13.7%	Lower
Total investments	$670,194

The remaining investment in Aligned Data Centers, after a partial sale and receipt of the majority of the sale proceeds during the period, had a fair value of $48,571 as of September 30, 2026, compared with $183,338 as of March 31, 2026. The investment has been valued based on present value of deferred sale proceeds outstanding following the sale, discounted at 10%, together with the fair value of the retained interest in the Pennsylvania data center development, valued using a 15% discount rate.

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value:

	Level 3 Financial Assets at Fair Value
	Three Months Ended September 30, 2026
	Equity investments	Debt investments	Total
Balance, beginning of period	$1,148,709	$14,802	$1,163,511
Purchases	377,964	40,356	418,320
Sales and proceeds from investments	(102,581)	-	(102,581)
Net realized and unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies	26,313	562	26,875
Balance, end of period	$1,450,405	$55,720	$1,506,125

	Level 3 Financial Assets at Fair Value
	Six Months Ended September 30, 2026
	Equity investments	Debt investments	Total
Balance, beginning of period	$818,955	$34,577	$853,532
Purchases	635,551	41,666	677,217
Sales and proceeds from investments	(102,581)	(19,746)	(122,327)
Net realized and unrealized gain (loss) on investments and translation of assets and liabilities in foreign currencies	98,480	(777)	97,703
Balance, end of period	$1,450,405	$55,720	$1,506,125

There were no transfers of investments into or out of Level 3 of the fair value hierarchy during the three and six months ended September 30, 2026.

MIF Cayman, L.P.

Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands except Unit and Per Unit Data, unless otherwise noted)

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

5. Deferred Tax

 GAAP requires the asset and liability method of accounting for income taxes. Under this method, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Valuation allowances are established where the Aggregator determines it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Aggregator assesses all available positive and negative evidence, including the amount and character of future taxable income.

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

During the three and six months ended September 30, 2026, the Aggregator acquired investments from affiliates at a cost of $24,503 and $37,937, respectively. During the six months ended September 30, 2026, the Aggregator made an additional

MIF Cayman, L.P.

Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands except Unit and Per Unit Data, unless otherwise noted)

investment of $172,716 into an affiliated fund.

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

For the three and six months ended September 30, 2026, the Aggregator distributed $157,700 and $188,577, respectively, to MAM-Managed Entities and their affiliates.

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

As of September 30, 2026 and March 31, 2026, the Aggregator had unfunded commitments of $598,539 and $492,598, respectively, to existing investments which are generally due upon demand. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments and capital commitments to investment funds that have not yet been called. Commitments are expected to be funded by available cash and cash generated from capital contributions and investment sale realizations. The Aggregator expects to continue making fund commitments in the future and, at times, reevaluate commitments to existing vehicles.

9. Financial Highlights

The following expenses and net investment income (loss) ratios for the six months ended September 30, 2026 are calculated as a percentage of average Limited Partners’ capital and are calculated for the Limited Partner class taken as a whole. The computation of such ratios based on the amount of expenses and net investment income (loss) assessed to an individual Limited Partners’ capital account may vary from these ratios based on the timing of its entry into the Aggregator.

Six Months Ended September 30, 2026
Total Return (Limited Partners)(a)	13.89%

Ratio to average Limited Partners
Total expenses(b)	0.03%
Total net investment income (loss)(b)	1.47%

(a)
Total return is measured based on the beginning Net Asset Value adjusted for cash flows related to capital contributions or withdrawals during the period. Returns are geometrically linked based on the timing cash flows during the period.
(b)
Ratios are not annualized.

10. Subsequent Events

On October 15, 2026, Macquarie Private Markets SICAV, with respect to its sub-fund, Macquarie Infrastructure Fund ELTIF (“MIF ELTIF”), was admitted to the Aggregator as a limited partner pursuant to the Second Amended and Restated Exempted Limited Partnership Agreement of the Aggregator, entered into by the General Partner, the Fund, MIF International

MIF Cayman, L.P.

Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands except Unit and Per Unit Data, unless otherwise noted)

and MIF ELTIF. In connection with its admission, MIF ELTIF made a capital contribution at net asset value. As of October 15, 2026, the Fund, MIF International, and MIF ELTIF owned approximately 7.05%, 91.74%, and 1.21%, respectively, of the Aggregator.

The General Partner has performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued. Other than as disclosed above, there have been no subsequent events that require recognition or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and the related notes of Macquarie Infrastructure Fund, L.P. and the unaudited condensed consolidated financial statements and the related notes of MIF Cayman, L.P., both included within this Quarterly Report on Form 10-Q. The investment activities of Macquarie Infrastructure Fund, L.P. are carried out through the Aggregator, a non-consolidated affiliate of the Fund. As such, in this discussion and analysis, we believe it is important to present information for both the Fund and the Aggregator. The unaudited condensed financial statements of each entity are presented in “Part I. Item 1. Financial Statements” of this document and for information related to the principles of consolidation see “Critical Accounting Policies and Estimates” and “Principles of Consolidation.”

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

All dollars are in thousands, except Unit and per Unit Data, unless otherwise noted.

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

As of September 30, 2026, the portfolio comprises 13 infrastructure equity investments and 5 infrastructure debt investments. As of September 30, 2026, the Fund’s transactional NAV was $140,124.

Recent Developments

The global economy remained resilient during the third quarter of 2026 despite elevated geopolitical tensions and volatile energy prices. Economic activity across the U.S., Europe and the U.K. remained relatively strong, supported by resilient consumer spending and increased investment associated with artificial intelligence. Labor markets remained tight and wage growth continued, while inflation remained elevated. Against this backdrop, central banks maintained restrictive monetary policy to address above-target inflation. Overall, global growth remained resilient, with consumer spending and AI-related investment supporting economic activity, while uncertainty persisted amid elevated inflation and geopolitical tensions.

Results of Operations

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

Revenues for the three and six months ended September 30, 2026 were $4,526 and $4,674, respectively. For the comparative period from June 20, 2025 (Date of Incorporation) to September 30, 2025, no revenue was generated. Revenue was primarily attributable to (i) dividends received from certain portfolio investments, reflecting a combination of operating performance, cash generation and the timing of dividends at the portfolio company level, which were subsequently passed through to investors, and (ii) income earned on cash and cash equivalents.

Expenses

Organizational Expenses

Organizational expenses include, among other things, the cost of incorporating the Fund and the cost of legal services and other fees pertaining to the Fund’s organization. These costs are expensed as incurred. For the three and six months ended September 30, 2026, the Fund incurred organizational expenses of $52 and $54, respectively, which have been recorded as an expense on the Condensed Statements of Operations. For the comparative period from June 20, 2025 (Date of Incorporation) to September 30, 2025, the Fund incurred organization expenses of $714. As of September 30, 2026 and March 31, 2026, organizational expenses payable amounting to $1,321 and $1,383, respectively, are included within organizational expenses and offering costs payable and organizational expenses and offering costs payable to affiliate in the Condensed Statements of Assets and Liabilities.

Offering Costs

Offering costs include registration fees and legal fees regarding the preparation of the offering memorandum and costs in connection with the continuous offering of Units of the Fund. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months. For the three and six months ended September 30, 2026, the Fund recognized amortization of offering costs of $672 and $1,309, respectively, which have been recorded as an expense on the Condensed Statements of Operations. For the comparative period from June 20, 2025 (Date of Incorporation) to September 30, 2025, the Fund incurred offering costs of $1,127 which was paid on behalf of the Fund by an affiliate of the Adviser. As of September 30, 2026 and March 31, 2026, the remaining unamortized balance of $583 and $1,557, respectively is included within deferred offering costs, in the Condensed Statements of Assets and Liabilities. As of September 30, 2026 and March 31, 2026, offering costs payable amounting to $2,755 and $2,420, respectively, are included within organizational expenses and offering costs payable and organizational expenses and offering costs payable to affiliate on the Condensed Statements of Assets and Liabilities.

Professional Fees

Professional fees include, but are not limited to, administrative, audit, tax, and legal fees. For the three and six months ended September 30, 2026, the Fund incurred professional fees of $603 and $1,348, respectively, which have been recorded as professional fees in the Condensed Statement of Operations. For the comparative period from June 20, 2025 (Date of Incorporation) to September 30, 2025, the Fund incurred professional fees of $191. As of September 30, 2026 and March 31, 2026, professional fees payable were $1,655 and $1,852, respectively.

Unrealized Gain (Loss) on Investments

The Fund generates income primarily from its investment in the Aggregator. The Fund has an interest of 7.37% and 1.24% in the Aggregator as of September 30, 2026 and March 31, 2026, respectively. For the three and six months ended September 30,

2026, the Aggregator generated a net increase in net assets resulting from operations of $79,915 and $168,227, respectively, which resulted in the Fund recognizing a net change in unrealized gain (loss) on investments of $1,695 and $5,429 respectively. For the comparative period from June 20, 2025 (Date of Incorporation) to September 30, 2025, there were no net changes in unrealized gain (loss) on investments. There were no net realized gains or losses from the investment in the Aggregator for the three and six months ended September 30, 2026 and for the period from June 20, 2025 (Date of Incorporation) to September 30, 2025. Key drivers of the results of operations of the Aggregator are discussed below.

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

Aggregator Net Investment Income (Loss)

For the three and six months ended September 30, 2026, the Aggregator’s net investment income was $4,660 and $20,622, respectively. There was no net investment income in the Aggregator for the comparative period as investment operations commenced on October 31, 2025.

Aggregator Income

For the three and six months ended September 30, 2026, the Aggregator generated $4,862 and $21,008, respectively, in total income. For the three months ended September 30, 2026, total income consisted of $3,323 of dividend income and $719 of interest income. For the six months ended September 30, 2026, total income consisted of $11,810 of dividend income and $8,218 of interest income. There was no income in the Aggregator for the comparative period as investment operations commenced on October 31, 2025.

Aggregator Expenses

For the three and six months ended September 30, 2026, the Aggregator incurred total operating expenses of $190 and $374, respectively, and recognized a provision for taxes of $12 for each period. There were no expenses in the Aggregator for the comparative period as investment operations commenced on October 31, 2025.

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

Financial Condition, Liquidity and Capital Resources

As of September 30, 2026 and March 31, 2026, the Fund had total assets of $138,889 and $13,210, respectively, mostly comprising the Fund’s investment in the Aggregator. As of September 30, 2026 and March 31, 2026, the Aggregator had total assets of $1,724,361 and $895,960, respectively, mostly comprising the Aggregator’s investments.

As of September 30, 2026 and March 31, 2026, the Fund had total liabilities of $6,180 and $6,094, respectively, which was driven by operational expenses for commencing and maintaining the Fund. As of September 30, 2026 and March 31, 2026, the Aggregator had total liabilities of $454 and $1,193, respectively, comprising accrued fees and expenses payable.

We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities which are then invested into the Aggregator.

Our primary use of cash will be for (i) making alternative infrastructure and infrastructure related investments, (ii) the cost of operations (including the Management Fee and Performance Allocation), (iii) debt service of any borrowings, (iv) periodic redemptions, including under the Redemption Program (as described in “Item 1. Financial Statements—Notes to the Condensed Financial Statements— Note 5. Net Assets”), and (v) cash distributions to investors.

Cash Flows

As of September 30, 2026, the Fund’s cash and cash equivalents and the continuous offering of Units are expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Units.

As of September 30, 2026 and March 31, 2026, the Fund had $1,657 and $342 in cash and cash equivalents, respectively, including net proceeds from the continuous private offering of Units, which we expect to be sufficient to conduct operations in the near term. See “Item 1. Financial Statements— Condensed Financial Statements of MIF Cayman, L.P.—Notes to the Condensed Consolidated Financial Statements—Note 8. Commitments and Contingencies” for quantitative details on future commitments to new and existing investments.

As of September 30, 2026 and March 31, 2026, the Aggregator had $2,315 and $4,203 in cash and cash equivalents, respectively, which we expect to be sufficient to conduct operations in the near term.

As of September 30, 2026, the Aggregator had total commitments of $2,141,487 to investments. As of September 30, 2026, the Aggregator had unfunded commitments of $598,539 to existing investments which are generally due upon demand. These amounts remain unfunded as they relate to reserves for future capital deployments on existing investments and capital commitments to investment funds that have not yet been called. Commitments are expected to be funded by available cash and cash generated from capital contributions and investment sale realizations. The Aggregator expects to continue making fund commitments in the future and, at times, reevaluate commitments to existing vehicles.

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

The following table provides a breakdown of the major components of the Fund’s transactional NAV as of September 30, 2026:

September 30, 2026
Components of the Fund’s Transactional Net Asset Value
Investment in affiliated fund	$127,036
Investments	8,718
Due from the Adviser	3,922
Cash and cash equivalents	1,657
Derivatives assets, at fair value	843
Interest receivable	29
Prepaid expenses	22
Due from Affiliate	1
Professional fees payable	(1,655)
Accounts payable and accrued expenses	(169)
Promissory notes	(110)
Derivative liabilities, at fair value	(94)
Administration fees payable	(63)
Performance allocation payable	(13)
Transactional Net Asset Value	$140,124

The transactional NAV per Unit for each class of the Fund was as follows:

	September 30, 2026
	Transactional NAV per Unit	Number of Units
Class E	$31.16	4,396,642
Class I	$29.87	104,387

The following table reconciles GAAP Net Asset Value to the Fund’s transactional NAV (dollars in thousands):

September 30, 2026
GAAP Net Asset Value	$132,709
Adjustments
Organizational expenses	3,782
Offering expenses	1,461
Specified Expenses (a)	2,172
Transactional Net Asset Value	$140,124

(a)
Specified Expenses as defined in “Item 1. Financial Statements—Notes to the Condensed Financial Statements—Note 6. Related Party Transactions.”

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

Recent Accounting Pronouncements

See “Item 1. Financial Statements—Condensed Financial Statements of Macquarie Infrastructure Fund, L.P.—Notes to the Condensed Financial Statements—Note 2. Summary of Significant Accounting Policies” and “Item 1. Financial Statements—Condensed Consolidated Financial Statements of MIF Cayman, L.P.—Notes to Condensed Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet financings or liabilities other than contractual commitments and other legal contingencies incurred in the normal course of our business.

Contractual Obligations and Commitments

For contractual obligations and commitments extending beyond September 30, 2026, see “Item 1. Financial Statements—Condensed Financial Statements of Macquarie Infrastructure Fund, L.P.—Notes to the Condensed Financial Statements—Note 7. Commitments and Contingencies” and “Item 1. Financial Statements—Condensed Consolidated Financial Statements of MIF Cayman, L.P.—Notes to the Condensed Consolidated Financial Statements—Note 8. Commitments and Contingencies.”

Related Parties

The Fund and the Aggregator may engage in transactions with affiliates of Macquarie, including entities managed or advised by MAM-Managed Entities.

Macquarie, MAM-Managed Entities and their affiliates may hold or acquire assets and contribute or sell such assets to the Fund, the Aggregator or their subsidiaries. These transfers may occur in kind, from Macquarie, a MAM-Managed Entity or any of their affiliates, at FMV, at cost or otherwise at cost plus roll forward, in each case as determined by the Adviser, plus related expenses, including transaction costs and a risk or similar premium. See “Item 1. Financial Statements —Condensed Financial Statements of Macquarie Infrastructure Fund, L.P. —Notes to the Condensed Financial Statements—Note 6. Related Party Transactions” and “Item 1. Financial Statements—Condensed Consolidated Financial Statements of MIF Cayman, L.P.—Notes to the Condensed Consolidated Financial Statements—Note 7. Related Party Transactions” for details of the Fund’s related party transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to economic conditions introduces significant volatility in the financial markets, and the effect of that volatility could materially impact our market risks.

Fair Value Risk

We are subject to financial market risks, including changes in fair values and interest rates. We invest primarily in alternative infrastructure and infrastructure-related investments. Many of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith in accordance with the Fund’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the types of investments we make.

Exchange Rate Risk

The Fund and the Aggregator hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. The Fund and the Aggregator manage exposure to investments in foreign currencies by hedging such risks. As of September 30, 2026, the Fund and the Aggregator held foreign currency contracts to hedge a change in exchange rates against the U.S. dollar. We estimate that as of September 30, 2026, a 10% decline in the exchange rates between the U.S. dollar and all other foreign currencies in which certain portfolio companies are denominated would result in a decline in net assets resulting from operations of $6,316, if not offset by other factors.

Interest Rate Risk

The Fund and the Aggregator have a diversified portfolio of liquid assets to meet its liquidity needs. This portfolio includes investments in private funds, and government bonds that are exposed to interest rate risks. As of September 30, 2026, neither the Fund nor the Aggregator has entered into any derivative instruments or other arrangements to hedge an increase in interest rates.

Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any pending material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings.

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2026. As of September 30, 2026, there have been no material changes from the risk factors set forth in “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended March 31, 2026. The risks described in our Annual Report on Form 10-K for the year ended March 31, 2026 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

All sales of unregistered securities during the three months ended September 30, 2026 were previously disclosed.

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

3.2

Second Amended and Restated Limited Partnership Agreement, dated October 31, 2025 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2025).

3.3

Amendment No. 1 to Second Amended and Restated Limited Partnership Agreement, dated October 31, 2025 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2026).

10.1

Amendment No. 1, dated October 22, 2026, to the Amended and Restated Investment Advisory Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2026).

10.2

Amended and Restated Expense Limitation and Reimbursement Agreement, dated October 22, 2026 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2026).

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: November 13, 2026

Macquarie Infrastructure Fund, L.P.

/s/ Christopher Frost
Name: Christopher Frost
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Sue Sekar
Sue Sekar Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)